Form 10-K
period 1996-06-30
MICRION CORP /MA/
filed 1996-09-30
CIK 919646

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K


      [ X  ]    ANNUAL REPORT  UNDER SECTION 13  OR 15(D) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED JUNE 30, 1996
                                      or

      [    ]    TRANSITION REPORT  PURSUANT TO  SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ___________ TO ____________.


                        Commission File Number:  0-23840

                              MICRION CORPORATION
               (Name of registrant as specified in its charter)

             Massachusetts                                  04-2892070
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)

            One Corporation Way                             01960
          Peabody, Massachusetts                          (Zip Code)
 (Address of principal executive offices)

                                (508) 531-6464
             (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    [X]         No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ X ]

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $42,038,296 as of September 24, 1996.



The number of shares of the registrant's Common Stock outstanding as of September 24, 1996 was 4,033,363.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1996 (the "1996 Annual Report") are incorporated by reference in Part II, and portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held November 14, 1996 (the "Proxy Statement") are incorporated by reference in Part III.

















































                                    PART I

Item 1.           BUSINESS.

Introduction

      Micrion Corporation (the "Company" or "Micrion") is a leader in the design, development, manufacture and marketing of focused-ion-beam (FIB) systems. Micrion's FIB systems are used in the design, fabrication and testing of semiconductor integrated circuits (ICs) and other high technology devices. FIB technology provides a unique combination of capabilities to image, analyze and perform "microsurgery" on ICs and other high technology devices. Semiconductor integrated circuit and other high technology manufacturers use Micrion's FIB systems to reduce time to market and/or to achieve and maintain acceptable manufacturing yields more quickly and cost effectively. The Company introduced the world's first FIB system specifically designed for use in the manufacturing process of ICs in 1985 and since then has introduced new products incorporating a variety of technological advances, including the MicroMill HT FIB system in fiscal 1996, specifically designed for magnetic head manufacturing applications.

Technology and Market Trends

      Integrated circuits are critical components of a wide variety of products such as computers, telephones, televisions, automobiles and aircraft. As applications for ICs continue to expand, the trend in the industry is to put more functionality on a single chip. To increase functionality, semiconductor manufacturers are producing larger chips with more layers utilizing smaller feature sizes. Improvements in lithography technology have allowed the printing of progressively smaller features on progressively larger wafers. Minimum feature sizes in advanced ICs are now less than 0.5 microns, or one one-hundredth the diameter of a human hair. The density of components on the most advanced ICs has approximately doubled every two years. At the same time, the market price per functional element on a chip has decreased and product cycles have shortened. The combination of technology and market forces has put enormous pressure on semiconductor manufacturing tools with increased capabilities. FIB systems, such as those manufactured by Micrion, have been developed to meet this need.

      Disk drive manufacturers are constantly striving to achieve higher densities of data on a disk because higher densities generally permit greater storage capacities at lower costs in smaller packages. One of the primary factors that determines data density is the size and performance of the magnetic "read/write" heads. Smaller heads can record and retrieve data from narrower tracks, thus providing increased data density on a given disk size. Therefore, disk drive manufacturers desire to produce increasingly smaller read/write heads. However, the current photolithographic technology used to manufacture such heads seems to be reaching a barrier beyond which smaller heads cannot be reliably produced. In fiscal 1996, the MicroMill HT FIB system was introduced to help meet the need of producing smaller, more precise magnetic heads.

Integrated Circuit Manufacturing Process and Problems

      The integrated circuit manufacturing process consists of three major phases: design, fabrication and test.

      The design phase begins with the specification of the desired functionality and architecture of the IC and ends with a fully operational, mass-producible IC. Depending on the complexity of the IC, the average design phase often can last from several months to several years. The design phase involves many iterations of design, test, analysis and redesign. A key step is the computer aided design of a circuit layout that defines the physical locations of the circuit elements. The IC manufacturer analyzes the layout using design verification software and makes necessary modifications. Although design verification software is effective, the manufacturer must produce working sample chips before beginning volume production. To accomplish this, a set of master patterns or masks must be generated and used to fabricate sample chips. Identifying and correcting design problems exposed in the test of initial sample chips presents one of the most difficult, costly and potentially time consuming tasks in the IC design phase. This task has traditionally been done using an iterative design modification cycle consisting of sample chip fabrication, sample chip test, data analysis, design change, new design verification, new mask set generation and new sample chip fabrication. This cycle takes from several weeks to several months and may have to be repeated numerous times to arrive at a final proven design. The amount of time spent in the design modification cycle has a significant impact on when a new product can be introduced to the marketplace.

      The fabrication phase can begin once sample chips have been manufactured and the design is deemed to be functional. The first critical step in the fabrication phase is to generate a production mask set with as few defects as possible, as mask defects result in circuit failures and manufacturing yield loss. Following mask generation, multiple ICs are fabricated on a wafer by performing in sequence a large number of complex processing steps including film deposition, mask pattern printing (lithograph) and film etch. In this manner, the circuit is built up layer by layer into a complex three-dimensional structure. Since wafer fabrication is very costly, it is critical to know that each process step is being performed correctly. Expensive, specialized equipment is used to obtain data from the wafers as they progress through the fabrication sequence. Information is relatively easy to gather for each individual step by making observations during or immediately after the step is completed; however, information on how various steps or layers relate to each other is much more difficult and costly to gather using traditional methods since previous layers are covered by subsequent layers. Traditionally, three-dimensional information has been obtained by the costly and wasteful procedure of cutting or breaking a wafer and analyzing its cross-section with a high resolution scanning electron microscope (SEM).

      During  the  test  phase,  completed  wafers  undergo  a  rigorous  test procedure and are then cut into individual chips and packaged. Chips that fail their initial tests or subsequently fail after some period of use often undergo failure analysis by semiconductor manufacturers to determine and correct the cause of the failure. Failure analysis is a difficult procedure as faults are often embedded within the layers of the IC. In order to assess accurately the cause of failure, the manufacturer must be able to locate, expose and analyze the faulty area without destroying the surrounding areas or losing the information at the site of the fault. Shrinking geometries, increased complexity and more three-dimensional chip structures have created a need for instruments with higher resolution, more accurate navigation (ability to locate specific areas and features on a chip or wafer) and increased analytical capability.

      Micrion's FIB systems permit semiconductor manufacturers more quickly and effectively to view, analyze and modify ICs and mask sets during the design, fabrication and test phases. The Company's FIB systems use a highly focused beam of ions to create high resolution images of a portion of an IC or workpiece to locate specific areas where work is necessary. Once located, Micrion's systems can remove or add material to modify the circuit or analyze the area of the circuit to determine construction and composition. This combination of capabilities is unique to FIB systems and allows IC manufacturers to use one system to perform many analysis and circuit modification tasks with accuracy, precision and speed that previously were not possible.

Magnetic Head Trimming Process and Problems

      The magnetic head manufacturing process is driven by the need to produce smaller read/write heads that can record and retrieve data accurately at a lower effective overall cost. The existing photolithographic process technology seems to be approaching size limit barriers that may make the process less able to produce increasingly smaller heads. Currently, the heads are manufactured using a stepper process, similar to that used in integrated circuit manufacturing, to produce row bars containing thousands of magnetic heads that are then introduced to an ion etch process to remove excess material and to achieve the proper head size.

      Micrion's MicroMill HT FIB system overcomes certain of the technical limitations of head manufacturing, using a combination of a highly focused ion beam and sophisticated automation. Precisely positioning and imaging heads, the MicroMill HT FIB system automatically defines and performs the necessary micromachining to the manufacturer's specification.

FIB Systems Applications

      There are four principal applications of FIB systems in the semiconductor manufacturing process: circuit modification, mask repair, process control and failure analysis. Each is used in one or more phases of IC manufacturing. There is one principal application in the disk drive production process: magnetic head trimming.

      Circuit Modification. The wiring of a chip can be modified using Micrion's FIB systems by removing and adding metal connections without damaging any of the circuitry in the intervening layers. Wiring can be modified on even the most advanced ICs containing as many as five metal layers sandwiched between multiple layers of insulating materials.

      Mask Repair. Mask quality has a major impact on IC yield during the manufacturing process. Defects are usually the result of contamination during mask fabrication. The Company's FIB systems can be used to make repairs on a mask by removing unwanted material and replacing missing material. It is possible to repair defects with a precision that is not attainable by any other technique, often making the repaired site indistinguishable from non-defective areas.

      Process Control. Semiconductor manufacturers use Micrion's FIB systems to prepare and view a cross-section of an in-process wafer to provide vital information about the three-dimensional structure of the circuit. The systems can determine layer-to-layer alignment, layer thickness, etch profiles, step coverage and metal grain structure. In addition, particle contamination can be analyzed to determine its origin.

      Failure Analysis. The combined features of the Company's FIB systems can permit semiconductor manufacturers to dissect and analyze defective circuits more precisely than is possible by any other technique. A defective area can be exposed one segment at a time in increments of a small fraction of a micron. Each slice can be sequentially imaged and analyzed to obtain a complete understanding of the defect, helping to determine its cause.

      Magnetic Head Trimming. The features of the MicroMill HT FIB system allow it to position precisely and image magnetic read/write heads and perform the necessary micromachining to produce smaller heads. This allows for narrower tracks and greater data storage density on a disk drive.

Micrion Products

      FIB Systems

      Micrion FIB systems consist of a number of modular subsystems, including the ion column and source, the control computer, the control electronics, the substrate handling mechanism and the vacuum system. The Company's systems incorporate proprietary software through a graphical user interface similar to those used on personal computers. Micrion's proprietary software controls the electronics used throughout the FIB systems, manipulates the ion beam, moves the workpiece, collects imaging data and performs other system functions.

      To minimize the design cycle and inventory costs of new systems, the Company utilizes its modular subsystems and components wherever suitable. For example, the high resolution ion column used in all of Micrion's current FIB products was originally developed for application to x-ray mask repair and is now used for other FIB applications such as circuit modification, process control and failure analysis. Much of the electronics and software used in Micrion FIB systems are common to all of Micrion's FIB products. The price of Micrion FIB systems generally ranges from $400,000 to $2,500,000, depending on the features selected.

      The Micrion 9000 Series is used primarily for circuit modification and cross-sectional imaging and is the largest unit volume product of Micrion's family of FIB systems. In cross-sectional imaging applications, the important attributes of substrate handling are accurate x/y navigation and the ability to tile large work pieces, such as 8" silicon wafers, to angles up to 60 degrees. The Micrion 9000 Series incorporates a fully automated computer-controlled 8" stage that can accommodate the largest silicon wafers used in semiconductor manufacturing today. Substrates are loaded on specially designed holders that can be inserted onto the Micrion 9000 Series stage with the simple selection of an icon on the control computer screen.

      The Micrion 9000EX Series incorporates a state of the art field emission SEM column in the basic Micrion 9000 Series platform to provide high resolution SEM images in addition to the features offered by FIB technologies. The combination of SEM and FIB technologies permits increased resolution of a cross-sectional image without breaking the wafer or tilting the workpiece. An available option for the Micrion 9000EX Series is an x-ray spectrometer that detects x-rays whose characteristic wavelength can be used to determine the elements comprising the area being analyzed.

      The Micrion 9800 is used primarily for circuit modification and is differentiated from the 9000 Series principally by its substrate handling capabilities. In automated circuit modification applications, x/y navigation is required to be more accurate but the workpiece does not need to be tilted. In circuit modification, however, navigation on a substrate to an accuracy of better than 0.25 microns is desired. To achieve this higher accuracy, Micrion equips such systems with x/y stages in which stage position is monitored by a laser interferometer. This type of measurement technique is the most accurate available and at the present time only Micrion FIB systems offer this feature. The handling and positioning capability of the Micrion 9800 is valuable since it permits a large number of complex modifications to be programmed and automated, eliminating operator error in making the modifications.

      The Micrion MicroMill HT FIB system is used primarily for magnetic head trimming by disk drive component manufacturers. It utilizes parts of the Micrion 9800 platform and incorporates sophisticated imaging software to analyze the read/write heads and to determine which areas to micromachine in a completely automated process. The system is designed to run automatically for extended periods of time. The initial shipments of the Micrion MicroMill HT system were made in the first half of calendar 1996.

      The Micrion 8000 is similar in hardware configuration to the Micrion 9800 but is used for the repair of masks, including phase shifting masks and x-ray masks. The Micrion 8000 comes equipped with a number of specialized etching and deposition processes customized for mask repair applications.

      The Micrion 2000 Series system is designed for use by customers who do not require the large substrate size handling possible with the Micrion 9000 Series and who are willing to accept a less automated instrument in return for reduced cost. Many of the features of the Micrion 9000 Series are maintained in the Micrion 2000 Series. This series includes the Micrion JFIB-2100 Specimen Preparation System for use in connection with transmission electron microscopes.

      Laser Systems

      Micrion also manufactures and sells a focused laser beam system, the Micrion L2, to perform cut and deposition operations on substrates. The primary applications of the Micrion L2 system are the repair of liquid crystal display (LCD) substrates used in laptop computers and plasma panels used for flat display television systems. As these applications do not require resolutions as high as FIB applications, the Micrion L2 uses high speed laser cutting and laser-induced metal deposition to achieve higher throughput for production repairs. The Micrion L2 uses a proprietary miniature vacuum chamber to deliver the process gases to the vicinity of the substrate needing repair without the time consuming necessity of transferring the large LCD panel into a vacuum chamber.

Markets

      The primary current markets for Micrion FIB systems are segmented among the five principal applications: circuit modification, mask repair, process control, failure analysis, and disk drive head trimming. The primary customers for circuit modification, process control and failure analysis are the failure analysis groups within semiconductor manufacturing companies. These groups provide technical support to design groups and wafer fabrication groups. At the present time, the market is beginning to segment within semiconductor companies, between design applications and fabrication support applications. As these markets segment, the Company expects each to grow independently. The need for FIB systems by semiconductor design groups will be driven by the number of new designs introduced each year and the complexity of these designs. As cross-sectional imaging becomes more widely integrated into wafer fabrication lines, the market is expected to grow as semiconductor manufacturers enhance the capabilities of existing wafer fabrication lines and install new fabrication lines.

      The mask repair market comprises semiconductor manufacturers and commercial suppliers of masks to the semiconductor industry. Larger manufacturers, such as IBM, Motorola, Intel, Hitachi, Fujitsu and Samsung, generally maintain their own in-house mask making capability. Smaller semiconductor companies typically buy from commercial mask suppliers, including DuPont, Dai Nippon Printing, Toppan, Photronics and Hoya. While the Company believes that the market for mask repair applications will increase, sales of FIB mask repair tools by the Company are not expected to represent a substantial portion of the Company's sales in the foreseeable future.

      The primary customers for disk drive head trimming are manufacturers of computer disk drives and related components. Disk drive manufacturers compete to achieve the highest data storage capacity at the lowest cost. The ability to increase data density depends on the size and performance of read/write heads. With current production techniques reaching practical limits, manufacturers are considering the use of FIB technology to assist in the production of smaller heads.

Sales and Marketing

      Micrion utilizes a network of direct sales engineers, distributors and representatives to sell the Company's products to customers in the United States, Europe, Japan and certain of the Pacific Rim countries. In the United States, the Company has four sales engineers. Micrion's wholly-owned subsidiary, Micrion GmbH, headquartered in Munich, employs one sales engineer for Europe and Western Asia. The Company's sales engineers are supported by management personnel.

      In Japan, the Company uses Tokyo Electron Limited (TEL) as its exclusive distributor of semiconductor manufacturing equipment in Japan. TEL buys equipment at negotiated prices from Micrion and resells the equipment to end users in Japan. The Company entered into an initial distribution agreement with TEL in 1986. The distribution agreement is cancelable with 60 days' notice to either party. At the present time, TEL maintains demonstration equipment inventory and sufficient spare parts to service the installed base. Typically, TEL does not purchase equipment from the Company until it has received an order from a customer. As of June 30, 1996, TEL maintained a full time staff of one sales manager, three salesmen and seven service engineers dedicated solely to Micrion's FIB products.

      The Company also uses JEOL, Ltd. ("JEOL") for the exclusive distribution of the Micrion JFIB-2100 Specimen Preparation System in Japan. These systems are sold in conjunction with JEOL's sales of their line of transmission and scanning electron microscopes. The Company entered into this distribution agreement in May 1995 and began shipments of the Micrion JFIB-2100 systems to JEOL's customers in fiscal 1996. The distribution agreement is automatically renewable annually unless terminated by either party by 90 days' written notice prior to the end of any annual term. In fiscal 1996, the Company consigned a JFIB-2100 system to JEOL for sales demonstrations. JEOL is solely responsible for sales distribution of this product in Japan, while the Company maintains installation and service responsibility. Typically, JEOL does not purchase equipment from the Company until it has received an order from a customer. As of June 30, 1996, JEOL's sales staff offers Micrion's JFIB-2100 system as part of their product offerings.

      Micrion has established a wholly-owned subsidiary in Japan, Micrion Japan Corporation KK, to provide technical sales and service support to TEL and JEOL, and to provide information to the Company about the needs of the Japanese market. Currently Micrion Japan Corporation KK employs one sales engineer and one service engineer.

      In South Korea, the Company uses ETEC Systems Korea Corporation (ETEC) as its sales and service representative. ETEC is compensated on a commission basis and is paid after the product is delivered. ETEC also provides warranty service after the installation and customer acceptance of FIB systems in South Korea. It receives an additional commission after the inception of the warranty period, which generally extends for one year. As of June 30, 1996, ETEC maintained a staff of one salesman and seven service engineers in support of Micrion's FIB products.

      In each of the two other Pacific Rim countries where the Company's FIB products are marketed, Taiwan and Singapore, the Company uses a local representative compensated on a straight sales commission basis and paid only when a product is delivered. In Taiwan, the Company has established a branch office, which is staffed by one sales engineer, to work with the local representative.

      Micrion  has entered  into an  arrangement with  ZMC Technologies,  Ltd.
(ZMC), which provides technical contract labor to the Company to support the installation of the Company's MicroMill HT FIB systems at a customer site in Thailand. As of June 30, 1996, ZMC maintained a staff of seven service engineers to support the Micrion installed systems

Customer Support and Service

      The Company maintains separate customer support and field service organizations that work closely together to promote customer satisfaction. The Company's customer support and field service personnel do not perform sales and marketing functions. The customer support organization is a group of engineers, resident at the Company's factory, dedicated to technical and logistical support of the field engineers on a worldwide basis. The customer support group, as of June 30, 1996, consisted of 24 employees, and has ready access to in-house engineering, manufacturing and final test personnel to provide rapid and knowledgeable support for the engineers maintaining customer equipment in the field.

      As of June 30, 1996, the field service group consisted of 35 field engineers stationed around the world near the Company's installed systems. The field service group consists of employees of Micrion and its distributors and representatives. Each engineer is assigned to specific customer sites. Service is provided at the customer's discretion either under full service contracts where Micrion receives monthly revenue and provides all the labor and spare parts necessary to maintain system performance, or as on-call service where the customer is billed on a time and materials basis for service work performed at the customer's site. A small number of customers contract with the Company for telephone support of the customers' system operation staff.

Research and Development

      As  of  June 30,  1996, the  Company's  research and  development effort employed 43 scientists and engineers, 19 of whom have advanced technical degrees. Both short- and long-term programs are underway to enhance existing products and develop new products and technology. Current short-term research and development programs include work to improve source lifetime, develop improved columns that can produce smaller spots, expand the applicability of ion-assisted chemical processes and enhance the materials analysis capabilities of systems. Long-term research programs are underway to explore areas such as advanced ion sources, beam focusing techniques and system architectures that could lead to significant improvements in the capabilities of future FIB systems. In fiscal 1996, 1995 and 1994 the Company spent $4.2 million, $2.9 million and $1.9 million, respectively, on research and development.

      Research and development activities are enhanced by funded contracts and strategic alliances with government agencies, major semiconductor manufacturers and universities. Funded programs help provide support and leverage for the Company's research and development efforts, allowing a larger and more complete overall program than would be possible with internal funding alone. Contracts are chosen in areas that are closely related to Micrion's main business activities. The Company is currently involved in a funded program with ARPA. Under this program, the Company is developing gas field ion source (GFIS) technology. This technology has the potential to produce significant performance improvements in future FIB systems. Although the United States government retains a license to use the technology developed under funded contracts for its own internal purposes, the Company retains the exclusive right for commercial development of the technology. In some cases, the funding of research by ARPA is based upon needs identified by the semiconductor industry. In fiscal 1996, 1995 and 1994, the Company received research and development revenues of $1.2 million, $2.4 million and $4.4 million, respectively. Due to pressures on US government budgets, funds available for research and development programs have been reduced, and no new contracts were issued to the Company in fiscal 1995 or 1996. The Company expects external research and development funding to decrease in the future.

      Technology licensing agreements are in effect with the Max Planck Institut in Germany and certain large industrial companies. Cooperative development programs are underway with the Department of Energy and a large domestic semiconductor manufacturer. The Company believes that these arrangements accelerate technology development and guide the directions the Company takes in research and development toward those that are responsive to current and future customer requirements. They also provide valuable insight into the feasibility and market potential of long-range technology developments.

Manufacturing

      Manufacturing of all Micrion products is done at the Company's facility in Peabody, Massachusetts. FIB system manufacturing entails fabrication, assembly, integration and test of components and subassemblies made by the Company or purchased from suppliers. Key components such as ion sources and ion focusing columns are designed and assembled in-house using parts fabricated both internally and by outside suppliers. Other components and subassemblies are either fabricated in-house or purchased if readily available. Most purchased parts and assemblies are standard products. Although certain components and subassemblies used in the Company's products are made to the Company's specifications, some components and subassembly items, such as high voltage power supplies, are obtained or are available from a limited number of suppliers. Although the Company believes that it could develop alternative sources of supply for all of the parts included in its systems, the Company could experience significant delays in the shipment of its products if key suppliers were unable to deliver product to the Company in a timely way.

      The typical manufacturing cycle takes between four and six months depending on the type and complexity of the system. The manufacturing operation utilizes up-to-date techniques such as computerized materials release and just-in-time delivery.

Competition

      Competition in the FIB market is intense. There are a limited number of FIB technology suppliers worldwide. A number of these suppliers have greater financial and technological resources or have greater strengths in certain technical or other areas compared with Micrion. There can be no assurance that Micrion can maintain competitiveness in the market for FIB systems and technology. Current principal competitors are Seiko, primarily in Japan, and FEI Company, principally in the United States and Europe. The Company believes that other suppliers of semiconductor capital equipment which have introduced FIB products, including Hitachi, JEOL and Schlumberger, may become significant competitors in the future. Individual competitors have strength in different areas, including system features, geographic market presence, customer service and support, breadth of applications and price. While the Company competes effectively in the market for high-end, sophisticated systems, others of its competitors compete on the basis of lower price for less complex and less flexible systems. In addition, at any point in time, a particular FIB manufacturer may achieve technological advances which provide a competitive advantage over others in the industry.

Intellectual Property

      The Company believes that the success of its business depends more on its technical innovation, marketing abilities and responsiveness to customer requirements, than on patents, trademarks, copyrights and other intellectual property rights. Nevertheless, the Company has a policy of seeking to protect its intellectual property through patents, license agreements, confidential disclosure agreements and trade secrets. The Company currently holds eleven U.S. patents and a patent in five foreign countries covering aspects of its technology. The earliest any of these patents expires is 2004. Confidential disclosure agreements are in place with the customers and other parties who have a need or desire to exchange proprietary information with the Company. In addition, the Company generally enters into confidentiality agreements with its employees and limits access to its proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's FIB systems or to obtain information that the Company regards as proprietary. The laws of some foreign countries in which the Company sells or may sell its products do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States.

      Licensing agreements are in effect with the Max Planck Institut (Germany) and certain large commercial enterprises which give the Company rights to use aspects of the technology of those organizations. Certain of these arrangements are non-exclusive and terminable, and there can be no assurance that the Company will be able to maintain these relationships or to initiate similar relationships. The Company is not dependent on any licensed technology for its present FIB systems and has developed alternative technological solutions to those offered by the licensed technologies.

      Various  competitors  of  Micrion  hold  patents   in  FIB  and  related
technologies. From time to time, the Company has notified others that their products may be infringing the patents of the Company.

Employees

      As of June 30, 1996, the company had a total of 211 full-time employees, including 51 in research, development and engineering, 128 in manufacturing, customer support and quality assurance, 18 in sales and marketing and 14 in general management, administration and finance. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. Management considers its relationship with its employees to be excellent and employee turnover to be low.

      The success of the Company's future operations depends in large part on the Company's ability to attract and retain highly skilled technical, marketing and management personnel. Certain of such personnel are in limited supply and are difficult to attract and retain.

Item 2.           PROPERTIES.

      The Company's corporate headquarters and manufacturing and research and development facility are located at One Corporation Way, Centennial Park, Peabody, Massachusetts, where the Company occupies approximately 52,996 square feet under a lease that expires in February 2005. The Company entered into an arrangement to lease an additional 38,000 square feet effective August 1, 1996, at Ten Technology Drive, Peabody, Massachusetts, under a lease that expires in July 2001; the space will be used as a warehouse for inventory and spare parts in support of the Company's manufacturing and field service operations, to support an expanded customer service organization, and to provide future expansion for manufacturing production. The Company also leases field service and/or sales offices in Austin, Texas; San Jose, California; Colorado Springs, Colorado; Munich, Germany; and Tachikawa, Japan.

      The Company believes that its existing facilities are adequate to meet its requirements for at least the next twelve months.

Item 3.           LEGAL PROCEEDINGS.

      On May 7, 1996, the Company and KLA Instruments Corporation ("KLA"), a stockholder of the Company, entered into a Settlement Agreement resolving certain litigation brought by KLA against the Company and certain other named defendants in the Superior Court of Essex County, Massachusetts, alleging that
(a) the Company failed to abide by requirements of its Articles of Organization and the Massachusetts Business Corporation Law in connection with the refinancing of the Company that occurred during the period from July through August 1993 and (b) the other defendants breached their fiduciary duties to KLA in connection with the refinancing. Pursuant to the Settlement

Agreement, the Company issued 119,202 shares of the Company's Common Stock to KLA and another defendant transferred 95,798 shares of the Company's Common Stock to KLA. The shares issued and transferred to KLA are subject to a proxy in favor of Nicholas P. Economou, the President of the Company, which entitles Dr. Economou to vote such shares so long as they are held by KLA or its affiliates. The lawsuit was dismissed with prejudice.

      On August 2, 1996, an action was filed in the U.S. District Court for the District of Massachusetts against the Company, Nicholas P. Economou, a director and officer of the Company, and David M. Hunter and Robert K. McMenamin, officers of the Company. On September 9, 1996, another action was filed in the same court against the Company, Dr. Economou, Messrs. Hunter and McMenamin and Billy W. Ward, an officer of the Company. Each of the complaints purports to be brought on behalf of a class of purchasers of the Company's common stock from April 26, 1996 through June 21, 1996. Each of the complaints asserts claims for violations under the federal securities laws, alleging that the Company made false and misleading statements to the public concerning the nature of its sales agreement with a customer. No responsive pleading to either complaint is yet due, but the Company believes the complaints to be without merit and intends vigorously to defend the claims. There can be no assurance, however, that the Company will be successful in defending these lawsuits or that money damages, if awarded, would not have a material adverse effect on the Company.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1996.

Executive Officers of the Registrant

      The following are the names, ages, positions with the Company and a brief description of the business experience during the last five years of the executive officers of the Company.


  Name                         Age         Position and Business Experience

  Nicholas P. Economou . .     47      President and Chief Executive
                                       Officer.
                                       Dr. Economou has been President and  a
                                       Director   of   the    Company   since
                                       February  1990  and   Chief  Executive
                                       Officer     since     August     1993.
                                       Dr. Economou  joined  the  Company  in
                                       1984  as the  Director of  Engineering
                                       and was subsequently  promoted to Vice
                                       President,   Engineering,   prior   to
                                       becoming President.

 David M. Hunter . . . .       52      Vice President, Finance  and
                                       Administration, Chief Financial
                                       Officer and Treasurer.
                                       Mr.  Hunter  has been  Vice President,
                                       Finance   and  Administration,   since
                                       January  1993.   Mr. Hunter joined the
                                       Company in 1984 as Treasurer.

 Charles J. Libby  . . .       51      Vice President, Engineering.
                                       Mr.  Libby  has  been  Vice President,
                                       Engineering,   since   August    1993.
                                       Mr. Libby joined  the Company  in 1989
                                       as  Director of  Software  Engineering
                                       and  was   subsequently  promoted   to
                                       Director  of   Engineering  prior   to
                                       becoming Vice President, Engineering.

 John A. Doherty . . . .       50      Vice President, Marketing.
                                       Mr. Doherty has  been Vice  President,
                                       Marketing, since 1983  and a  Director
                                       of  the  Company  from  1983 to  1988,
                                       from  1991 to  1993  and  has  been  a
                                       Director since November 1994.

 Billy W. Ward . . . . .       43      Senior Vice President.
                                       Mr.   Ward   has  been   Senior   Vice
                                       President since  January 1996 and  was
                                       Vice  President  and   Chief  Engineer
                                       from  1983  to  January  1996  and   a
                                       Director of the  Company from 1983  to
                                       1984,  from  1988 to  1991,  and  from
                                       1993 to 1994.

 Robert K. McMenamin . .       54      Vice President, Sales.
                                       Mr.    McMenamin   has    been    Vice
                                       President,    Sales,    since    1990.
                                       Mr. McMenamin  joined the  Company  in
                                       1988 as Sales Manager.

                                    PART II

Item 5.           MARKET   FOR   REGISTRANT'S   COMMON   EQUITY   AND  RELATED
                  STOCKHOLDER MATTERS.

      The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "MICN." As of September 18, 1996, there were approximately 2,500 holders of record of the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low bid prices of the Common Stock, as reported by Nasdaq. The bid prices quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                     High      Low
       1995

       First Quarter . . . . . . . . . . . . . . .   17-1/2    6-1/4
       Second Quarter  . . . . . . . . . . . . . .   21-1/4    10-3/4
       Third Quarter . . . . . . . . . . . . . . .   12-1/8    9-1/8
       Fourth Quarter  . . . . . . . . . . . . . .   15-7/8    10-1/8


       1996

       First Quarter . . . . . . . . . . . . . . .   16-1/2    11
       Second Quarter  . . . . . . . . . . . . . .   16-1/4    9-1/2
       Third Quarter . . . . . . . . . . . . . . .   20-1/2    9-3/4
       Fourth Quarter  . . . . . . . . . . . . . .   40-1/4    10-3/4

Dividend Policy

      The Company has not declared or paid cash dividends on its Common Stock, presently intends to retain earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. The Company's current bank line of credit prohibits the payment of dividends, in cash or in kind, without the bank's consent.

Item 6.           SELECTED FINANCIAL DATA.



                                      For the years ended June 30,
                           1996      1995        1994        1993       1992
                             (Amounts in thousands, except per share data)


 Total revenue            $39,536   $28,768     $20,011     $11,871     $9,842
 Income (loss) from         3,611     2,666       1,966         355      (689)
 operations

 Net income (loss)         *2,004     3,217       1,717         200      (897)

 Income (loss) from
 operations per share         .89       .75         .97         .19      (.37)
 Income (loss) per share     *.49       .91         .85         .11      (.48)


 At year end:

 Total assets             $41,571   $30,486     $14,144      $9,612     $6,518
 Long-term obligations        779        26          68         425        917

 Total stockholders'
   equity                  29,257    24,637      10,269       3,719      1,527



* Includes a one-time litigation settlement charge of $2,685 during the fourth
quarter  of  fiscal 1996.   See  note 13  in  Notes to  Consolidated Financial
Statements



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required by this item appears in the 1996 Annual Report on pages 11 through 14 and is incorporated herein by reference.

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required by this item appears in the 1996 Annual Report on pages 15 through 30 and is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                   PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required regarding the Executive Officers of Micrion Corporation is included in Part I in the unnumbered item captioned "Executive Officers of the Registrant." Certain other information required regarding the Directors of Micrion Corporation is contained in the Proxy Statement on pages 3 and 4 and is incorporated herein by reference.

      Certain information regarding reports  required to be filed pursuant  to
Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and beneficial owners of 10% or more of the Company's Common Stock is contained in the Proxy Statement on page 9 and is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION.

      The information required is contained in the Proxy Statement on pages 7 and 8 and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required with respect to security ownership of certain beneficial owners and management of Micrion Corporation is contained in the Proxy Statement on pages 2 and 3 under the heading "Stock Ownership of Directors, Nominees, Executive Officers and Principal Stockholders" and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) 1.      Financial Statements

      The following consolidated financial statements are incorporated by reference in Item 8:

            Consolidated Balance Sheets as of June 30, 1996 and June 30, 1995 Consolidated Statements of Operations for the years ended June 30, 1996, June 30, 1995 and June 30, 1994
            Consolidated Statements  of  Stockholders' Equity  for  the  years ended June 30, 1996, June 30, 1995 and June 30, 1994
            Consolidated Statements of Cash Flows for the years ended June 30,
                1996, June 30, 1995 and June 30, 1994

      (a) 2.      Financial Statement Schedules

      All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

      (a) 3.      Listing of Exhibits

      The exhibit numbers in the following list correspond to the numbers assigned to such exhibit in the Exhibit Table of Item 601 of Regulation S-K. The Company will furnish to any stockholder, upon written request, any exhibit listed below upon payment by such stockholder to the Company of the Company's reasonable expense in furnishing such exhibit.


  Exhibit    Description of Document
  Number

   *3.1     Restated Articles of Organization of the Registrant.

   @3.2 Amended and Restated By-laws of the Registrant (as amended September 8, 1995).

A   4.1      Specimen Stock Certificate.

A+ 10.1      Registrant's Incentive Stock Plan, as amended (the "1986
             Plan").

A+ 10.2      Form of Stock Restriction Agreement under the 1986 Plan.

A+ 10.3 Registrant's 1990 Nonqualified Stock Option Plan, as amended (the "1990 Option Plan").

  Exhibit
  Number     Description of Document

A+ 10.4      Form of Stock Option Agreement under the 1990 Option Plan.

A+ 10.5 Registrant's 1993 Common Stock Incentive Plan, as amended (the "1993 Plan").

A+ 10.6 Form of Stock Restriction Agreement under the 1993 Plan, together with vesting schedule for executive officers.

 +@10.7 Registrant's 1994 Omnibus Stock Plan (as amended and restated September 5, 1995).

A+ 10.8      Registrant's 1994 Stock Purchase Plan.

 +#10.8.1    Registrant's 1994 Non-Employee Director Stock Option Plan.

A  10.9      Lease dated as of December 21, 1987 between the Registrant and
             Centennial Park Associates Limited Partnership I (the "Lease").

  @10.9.1    Second Amendment to the Lease, dated as of March 1, 1995.

A  10.10     Development Agreement, dated as of June 10, 1993, by and
             between the Registrant and SEMATECH, Inc.

A  10.11     Agreement dated as of May 6, 1993, by and between the
             Registrant and U.S. Army Research Laboratory, as amended.

A  10.12     Distributor Agreement between the Registrant and Tokyo Electron
             Limited, dated as of March 1, 1988.

A  10.21     Promissory Note of John A. Doherty in favor of Registrant, dated as of December 15, 1985, in the original principal amount of $19,000.

A  10.22     Promissory Note of Billy W. Ward in favor of Registrant, dated as of December 15, 1985, in the original principal amount of $19,000.

A  10.23     Form of Employee Agreement.

B  10.25     Common Stock Purchase Warrants issued to RvR Securities Corp.
             and Fechtor, Detwiler & Co., Inc., in connection with
             Registrant's initial public offering.

B  10.27     Letter Agreement, dated October 21, 1994, by and between the
             Registrant and Fleet Bank of Massachusetts, N.A. ("Fleet").

   10.28 Loan Modification Agreement by and between the Registrant and Fleet dated December 1, 1995.

   10.29 Second Loan Modification Agreement by and between the Registrant and Fleet dated May 16, 1996.

  Exhibit
  Number     Description of Document

   10.30     Promissory Note of the Registrant in favor of Fleet dated May
             16, 1996.

   11.1      Statement of Computation of Per Share Earnings.

   13.1 Management's Discussion and Analysis of Financial Condition and Results of Operations from 1996 Annual Report to Stockholders.

   13.2 Consolidated Financial Statements and Notes thereto from 1996 Annual Report to Stockholders.

  @21.1      Subsidiaries of Registrant.

   23.1      Consent of KPMG Peat Marwick LLP.

   27.1      Financial Data Schedule.

  Exhibit
  Number    Description of Document

  99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.


_______________________________

A Incorporated by reference to the same exhibit number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-75784) or an amendment thereto.
* Incorporated by reference to the same exhibit number to the Registrant's Report on Form 10-QSB filed on June 24, 1994.
# Incorporated by reference to the same exhibit number to the Registrant's Report on Form 10-KSB filed on September 29, 1994.
+     Management contract or compensatory plan or arrangement.
      Incorporated by reference to the same exhibit number to the Registrant's B Registration Statement on Form SB-2 (Registration No. 33-86008) or an
      amendment thereto.
@ Incorporated by reference to the same exhibit number to the Registrant's Report on Form 10-KSB filed on September 29, 1995.


      (b)   Reports on Form 8-K

      The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended June 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MICRION CORPORATION


Date:  September 26, 1996               By: /s/ Nicholas P. Economou
                                        Nicholas P. Economou
                                        President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                  Title                     Date


/s/ Nicholas P.  Economou  President, Chief          September 26, 1996
Nicholas P. Economou       Executive Officer and
                           Director (Principal
                           Executive Officer)


/s/ David M. Hunter        Vice President, Finance   September 26, 1996
David M. Hunter            and Administration
                           (Principal Financial
                           and Accounting Officer)


/s/ John A. Doherty        Vice President,           September 26, 1996
John A. Doherty            Marketing and Director


/s/ Charles M. McKenna     Director                  September 26, 1996
Charles M. McKenna


/s/ Louis P. Valente       Director                  September 26, 1996
Louis P. Valente



/s/ Thomas W. Folger       Director                  September 26, 1996
Thomas W. Folger

ds1-288223