Form 10-Q
period 1996-09-30
MICRION CORP /MA/
filed 1996-11-13
CIK 919646

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM___ TO ___

Commission File Number 0-23840

                               Micrion Corporation
                               -------------------
             (Exact name of Registrant as specified in its charter)

Massachusetts                                                         04-2892070
-------------                                                         ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Corporation Way, Peabody, Massachusetts                           01960-7990
-------------------------------------------                           ----------
(Address of principal executive offices)                              (Zip Code)

                                 (508) 531-6464
                                 --------------
                           (Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                        ---    ---


Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of November 1, 1996, the Company had 4,033,363 shares of Common Stock, no par value, outstanding.

                               MICRION CORPORATION


PART I.  FINANCIAL INFORMATION                                          Page #
                                                                        ------
 Item 1. Financial Statements

         Consolidated Balance Sheets - June 30, 1996 and September 30,    3
         1996 (unaudited)

         Consolidated Statements of Operations - Three months ended       4
         September 30, 1995 and 1996 (unaudited)

         Consolidated Statements of Cash Flows - Three months ended       5
         September 30, 1995 and 1996 (unaudited)

         Notes to Consolidated Financial Statements - September 30,       6
         1996

 Item 2. Management's Discussion and Analysis of Financial Condition      7
         and Results of Operation

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                               10

 Item 2. Changes in Securities - None                                    10

 Item 3. Defaults Upon Senior Securities - None                          10

 Item 4. Submission of Matters to a Vote of Security Holders - None      10

 Item 5. Other Information - None                                        10

 Item 6. Exhibits and Reports on Form 8-K                                11

                      MICRION CORPORATION AND SUBSIDIARIES

                                    CONSOLIDATED BALANCE SHEETS
                                                                                    (UNAUDITED)
                                                                         JUNE 30,   SEPTEMBER 30,
                                                                           1996         1996
                                                                         --------    ------------
                                                                             (in thousands)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                            $ 2,081      $ 3,383
     Accounts receivable                                                   11,106       10,695
     Inventories (note 3)                                                  22,481       23,600
     Prepaid expenses and other current assets                                627        1,027
     Deferred tax asset, net of valuation allowance                         1,816        1,816
                                                                          -------      -------
                Total current assets                                       38,111       40,521
                                                                          -------      -------

PROPERTY AND EQUIPMENT, net (note 4)                                        3,235        5,081
OTHER ASSETS, net                                                             225          235
                                                                          -------      -------
                Total assets                                              $41,571      $45,837
                                                                          =======      =======

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                       6,473        5,182
     Accrued expenses                                                       2,835        3,335
     Accrued warranty expenses                                              1,253        1,491
     Current installments of obligations under capital leases                 245          474
     Note payable                                                             340        1,900
     Customer deposits and deferred income                                    389        1,662
                                                                          -------      -------
                Total current liabilities                                  11,535       14,044
                                                                          -------      -------

OBLIGATIONS UNDER CAPITAL LEASES, net of current installments                 779        1,505

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value; authorized 5,000,000 shares                --           --
     Common stock, no par value; authorized 12,300,000 shares              31,427       31,467
     Accumulated deficit                                                   (2,173)      (1,191)
     Other equity                                                               3           12
                                                                          -------      -------
                Total stockholders' equity                                 29,257       30,288
                                                                          -------      -------
                Total liabilities and stockholders' equity                $41,571      $45,837
                                                                          =======      =======

                                     Page 3

                         MICRION CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                              (UNAUDITED)
                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------
                                                          1995            1996
                                                         ------         -------
                                                  (in thousands except per share data)
REVENUES:
        Product revenues                                $ 8,042          13,110
        Contract revenues                                   528             131
                                                         ------         -------
            Total revenues                                8,570          13,241
                                                         ------         -------

COST OF REVENUES:
     Cost of product revenues                             5,153           7,837
     Cost of contract revenues                              513             135
                                                         ------         -------
        Total cost of revenues                            5,666           7,972
                                                         ------         -------

     Gross profit                                         2,904           5,269


OPERATING EXPENSES:
     Selling, general and
        administrative expenses                           1,547           2,376
     Research and development expenses                      712           1,311
                                                         ------         -------
        Total operating expenses                          2,259           3,687
                                                         ------         -------

        Income from operations                              645           1,582

OTHER INCOME:
     Interest income                                         83              36
     Interest expense                                        (5)           (106)
     Other                                                   27              (2)
                                                         ------         -------
        Total other income                                  105             (72)
                                                         ------         -------

        Income before provision
           for income taxes                                 750           1,510

PROVISION FOR INCOME TAXES                                  263             528
                                                         ------         -------

        Net income                                       $  487         $   982
                                                         ======         =======


EARNINGS PER SHARE:
    Net income                                           $  .12         $   .24
                                                         ======         =======

WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT
     SHARES OUTSTANDING                                   3,986           4,121
                                                         ======         =======

                                     Page 4

                         MICRION CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      (UNAUDITED)
                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                              --------------------------------
                                                                     1995       1996
                                                                   -------     -------
                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                    $   487     $   982
     Adjustments to reconcile net income  to net cash (used in)
        provided by operating activities:
        Depreciation and amortization                                  166         331
        Non-cash compensation                                            7           2

        Changes in assets and liabilities:
           Accounts receivable                                      (2,188)        393
           Inventories                                                (639)     (1,118)
           Prepaid expenses and other current assets                     5        (381)
           Accounts payable                                           (687)     (1,278)
           Accrued expenses                                            196         502
           Accrued warranty expenses                                    88         238
           Customer deposits and deferred income                       198       1,273
                                                                   -------     -------
     Net cash (used in) provided by operating activities            (2,367)        944

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                               (413)     (2,146)
     Decrease in other assets                                           --         (42)
                                                                   -------     -------
     Net cash used in investing activities                            (413)     (2,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from capital lease obligations                            --       1,059
     Repayments of capital leases obligations                          (10)       (105)
     Net borrowings from line of credit                                 --       1,560
     Issuance of common stock                                           20          41
                                                                   -------     -------
     Net cash provided by financing activities                          10       2,555

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 39          (9)
(DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                   (2,731)      1,302
CASH AND CASH EQUIVALENTS, beginning of period                       6,851       2,081
                                                                   -------     -------
CASH AND CASH EQUIVALENTS, end of period                           $ 4,120     $ 3,383
                                                                   =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

        Cash paid during the period for:
        Interest                                                         5     $    90
                                                                   =======     =======
        Income taxes                                               $    --     $   320
                                                                   =======     =======

                                     Page 5

                      MICRION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

(1) NATURE OF BUSINESS

Micrion Corporation and its subsidiaries (collectively "the Company") are engaged in the development, production and marketing of capital equipment used in the manufacturing and processing of semiconductor and other high technology devices.

(2) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report 10-K filing with the U.S. Securities and Exchange Commission for the year ended June 30, 1996. The Company's first, second, and third fiscal quarters end on the Saturday closest to September 30, December 31 and March 31, respectively. For ease of reference, such quarter end dates are used herein.

(3) INVENTORIES

Inventories consist of:
                                                                   (UNAUDITED)
                                                        JUNE 30,  SEPTEMBER 30,
                                                          1996        1996
                                                        -------      -------
                                                            (in thousands)

     Raw materials and manufactured parts, net          $10,082      $11,876
     Work in process                                     11,158       10,897
     Finished goods                                       1,241          827
                                                        -------      -------
              Total inventories                         $22,481      $23,600
                                                        =======      =======

 (4) PROPERTY AND EQUIPMENT, NET

Property and equipment consists of:
                                                                  (UNAUDITED)
                                                       JUNE 30,  SEPTEMBER 30,
                                                       --------  -------------
                                                        1996         1996
                                                       -------      -------
                                                           (in thousands)
     Furniture and fixtures                            $   623      $   422
     Computer, engineering and production equipment      3,823        5,079
     Sales demonstration systems                           345          345
     Leasehold improvements                                243          246
     Property under capital lease                        1,884        2,943
                                                       -------      -------
                                                       $ 6,918      $ 9,035
     Accumulated depreciation and amortization          (3,683)      (3,954)
                                                       -------      -------
              Net property and equipment               $ 3,235      $ 5,081
                                                       =======      =======

At June 30, 1996 and September 30, 1996, accumulated amortization for property under capital lease was $879 and $992, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1995
--------

  REVENUES Total revenues increased by 55% to $13.2 million for the three months ended September 30, 1996 from $8.6 million for the same period ended September 30, 1995.

  Product revenues consist of revenues from the sales of focused ion beam (FIB) systems, spare and replacement parts and service contracts provided with respect to systems. Product revenues increased 63% to $13.1 million for the three-month period ended September 30, 1996 from $8.0 million for the same period ended September 30, 1995. The increase was due to increased sales of FIB systems resulting from increased capital spending by semiconductor companies and the continued market acceptance of the Company's FIB products, particularly the MicroMill HT head trimming systems used by disk drive manufacturers.

  Contract revenues decreased 75% to $0.1 million for the three month period ended September 30, 1996 from $0.5 million for the same period ended September 30, 1995. The decrease was due to a decreased level of activity on existing government contracts and the completion of a commercial contract during fiscal 1996. The Company expects research and development contract revenue to decrease in the future and not be a significant part of total revenues.

  GROSS PROFIT Total gross profit increased 81.4% to $5.3 million for the three months ended September 30, 1996 from $2.9 million for the same period ended September 30, 1995. The increase was primarily due to an increased number of FIB shipments during the quarter ended September 30, 1996.

  The Company's gross margin on product revenues increased to 40.2% for the three-month period ended September 30, 1996 from 35.9% for the same period ended September 30, 1995. The increase was due to changes in the mix of foreign and domestic shipments during the period. Domestic sales generally yield higher gross margins than foreign sales.

  The Company's gross margin on contract revenues decreased to negative 3.0% for the three-month period ended September 30, 1996 from 2.8% for the same period ended September 30, 1995. The decrease in gross margin was due to additional costs related to a completed contract which were not anticipated during the period.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased 53.6% to $2.4 million for the three-month period ended September 30, 1996 from $1.5 million for the same period ended September 30, 1995. The increase is attributable to increases

----------------------------------------------------

in sales and marketing expenses associated with the addition of personnel in applications support, sales and advertising, the expansion of product advertising and trade show presence and additional customer support personnel to support the expanded installed base of FIB systems.

  RESEARCH AND DEVELOPMENT EXPENSES The Company's research and development expenses increased 84% to $1.3 million for the three-month period ended September 30, 1996 from $0.7 million for the same period ended September 30, 1995. The increase was due to the Company's additional development activity with respect to new products and applications. The level of research and development expenses is expected to increase over the remainder of the fiscal year due to management's decision to address certain new production applications for its FIB products.

  OTHER INCOME AND EXPENSE Other income and expense, primarily interest expense related, although not material, decreased to negative $0.1 million for the three-month period ended September 30, 1996 as compared to $0.1 million for the same period ended September 30, 1995. The decrease is due to a lower cash position during the period ended September 30, 1996 which resulted in the Company borrowing funds under its available line of credit.

  PROVISION FOR INCOME TAXES The Company's effective tax rate for the three-month periods ended September 30, 1996 and 1995 reflects a fully taxed rate of approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

  At September 30, 1996 the Company had working capital of $26.5 million as compared to $26.6 million at June 30, 1996. The slight decrease is primarily attributable to higher cash collections from system shipments within the current quarter and an increase in notes payable and customer deposits during the period ended September 30, 1996. Cash and cash equivalents were $3.4 million as of September 30, 1996 as compared to $2.1 million as of June 30, 1996.

  Net cash provided by operating activities for the three months ended September 30, 1996 was $0.9 million and consisted primarily of increases in customer deposits, accrued warranty expenses and accrued expenses, partially offset by an increase in inventories and prepaid expenses and a decrease in accounts payable. Accounts payable decreased due to the level of inventory purchases slowing down at the end of the quarter. Customer deposits increased due to the Company receiving a deposit on a mask repair system during the quarter ended September 30, 1996 for delivery in a subsequent period.

  Net cash used in investing activities for the three months ended September 30, 1996 was $2.2 million and consisted primarily of an increase in marketing capital equipment to be used for sales and marketing demonstrations and engineering equipment to be used to support research and development applications.

  Net cash provided by financing activities for the three months ended September 30, 1996 was $2.6 million and consisted of $1.1 million from the proceeds of a capital lease to fund equipment purchases and $1.6 million from proceeds drawn from the Company's bank line of credit.

  The Company's accounts receivable decreased to $10.7 million at September 30, 1996 as compared to $11.1 million at June 30, 1996 due to the number of FIB systems accepted by and shipped to customers during the beginning of the quarter ended September 30, 1996, which resulted in cash being received before the end of the quarter.

  The Company has a working capital line of credit with a bank which provides for borrowings up to $10.0 million. Amounts borrowed bear interest at the bank's prime rate (8.25% at September 30, 1996). The line of credit expires on December 1, 1997 and is unsecured. As of September 30, 1996, $1.9 million was outstanding under the line of credit.

  The Company believes that it has the necessary liquidity and capital resources to sustain existing operations for the next twelve months.

                           Part II. Other Information


Item 1. Legal Proceedings.
-------------------------

        Certain litigation filed against the Company by a class of purchasers of the Company's common stock was described in the Company's Form 10-K filed on September 30, 1996. Subsequent to the filing date of Form 10-K, no material developments have occurred with respect to this litigation.

Item 2. Changes in Securities.
-----------------------------

        None

Item 3. Defaults Upon Senior Securities.
---------------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

        None

Item 5. Other Information.
-------------------------

        None

Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------

(a) Exhibits
    --------

    The Exhibits filed as part of this report are listed below.

          Exhibit
          Number          Description
          ------          -----------
            11            Statement of Computation of Per Share Earnings

            27            Financial Data Schedule

(b) Reports on Form 8-K
    -------------------
    No reports on Form 8-K were filed during the quarter ended September 30, 1996.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MICRION CORPORATION
                                          (Registrant)



Date: November 12, 1996               /s/ Nicholas P. Economou
                                      ------------------------
                                      Nicholas P. Economou
                                      President and Chief Executive Officer


Date: November 12, 1996               /s/ David M. Hunter
                                      -------------------
                                      David M. Hunter
                                      Vice President, Finance and Administration

                               Micrion Corporaton

                                  Exhibit Index
                                  -------------

Exhibit
Number            Description of Document
------            -----------------------

11                Statement of Computation of Per Share Earnings

27                Financial Data Schedule