Form 10-Q
period 1996-12-31
MICRION CORP /MA/
filed 1997-02-10
CIK 919646

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

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


                                 (508) 531-6464
                                 --------------
                         (Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No
                                  -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      As of February 1, 1997, the Company had 4,039,281 shares of Common Stock, no par value, outstanding.

                              MICRION CORPORATION


PART I.   FINANCIAL INFORMATION                                           Page #
                                                                          ------
 Item 1.  Financial Statements

          Consolidated Balance Sheets - June 30, 1996 and                    3
          December 31, 1996 (unaudited)

          Consolidated Statements of Operations - Three                      4
          months ended December 31, 1995 and 1996 (unaudited) and Six months ended December 31, 1995 and 1996
          (unaudited)

          Consolidated Statements of Cash Flows - Six months ended           5
          December 31, 1995 and 1996 (unaudited)

          Notes to Consolidated Financial Statements - December 31, 1996     6

 Item 2.  Management's Discussion and Analysis of Financial Condition        7
          and Results of Operation


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                                 11

 Item 2.  Changes in Securities - None                                      11

 Item 3.  Defaults Upon Senior Securities - None                            11

 Item 4.  Submission of Matters to a Vote of Security Holders               11

 Item 5.  Other Information - None                                          11

 Item 6.  Exhibits and Reports on Form 8-K                                  12

                      MICRION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                               (UNAUDITED)
                                                                    JUNE 30    DECEMBER 31
ASSETS                                                               1996         1996
                                                                    -------      -------
                                                                       (in thousands)
CURRENT ASSETS:
   Cash and cash equivalents                                        $ 2,081        2,588
   Accounts receivable                                               11,106        9,766
   Inventories (note 3)                                              22,481       23,282
   Prepaid expenses and other current assets                            627          846
   Deferred tax asset, net of valuation allowance                     1,816        1,816
                                                                    -------      -------
           Total current assets                                      38,111       38,298
                                                                    -------      -------

PROPERTY AND EQUIPMENT, net (note 4)                                  3,235        5,645
OTHER ASSETS, net                                                       225          166
                                                                    -------      -------
           Total assets                                             $41,571      $44,109
                                                                    =======      =======
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                   6,473        3,720
   Accrued expenses                                                   2,835        3,443
   Accrued warranty expenses                                          1,253        1,544
   Current installments of obligations under capital leases             245          474
   Note payable                                                         340        1,695
   Customer deposits and deferred income                                389          191
                                                                    -------      -------
           Total current liabilities                                 11,535       11,067
                                                                    -------      -------

 OBLIGATIONS UNDER CAPITAL LEASES, net of current installments          779        1,761

STOCKHOLDERS' EQUITY:
   Preferred stock, no par value; authorized 5,000,000 shares            --           --
   Common stock, no par value; authorized 12,300,000 shares          31,427       31,470
   Accumulated deficit                                               (2,173)        (197)
   Other equity                                                           3            8
                                                                    -------      -------
           Total stockholders' equity                                29,257       31,281
                                                                    -------      -------
           Total liabilities and stockholders' equity               $41,571      $44,109
                                                                    =======      =======


                     MICRION CORPORATION AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (UNAUDITED)                      (UNAUDITED)
                                         Three months ended December 31,   Six months ended December 31,
                                         -------------------------------   -----------------------------
                                             1995              1996             1995              1996
                                         -----------        ------------    -----------       ----------
                                                      (in thousands except for per share date)
REVENUES:

   Product revenues                         $8,618           $13,117          $16,660           $26,227
   Contract revenues                           254               277              782               408
                                            ------           -------          -------           -------
        Total revenues                       8,872            13,394           17,442            26,635
                                            ------           -------          -------           -------

COST OF REVENUES:
   Cost of product revenues                  5,283             7,605           10,436            15,442
   Cost of contract revenues                   298               239              811               374
                                            ------           -------          -------           -------
        Total cost of revenues               5,581             7,844           11,247            15,816
                                            ------           -------          -------           -------

        Gross profit                         3,291             5,550            6,195            10,819

OPERATING EXPENSES:
   Selling, general and
     administrative expenses                 1,549             2,591            3,098             4,967
   Research and development expenses           899             1,403            1,610             2,714
                                            ------           -------          -------           -------
        Total operating expenses             2,448             3,994            4,708             7,681
                                            ------           -------          -------           -------

        Income from operations                 843             1,556            1,487             3,138

OTHER INCOME (EXPENSE):
   Interest income                              46                55              129                91
   Interest expense                             (2)              (83)              (7)             (189)
   Other                                         4                 1               31                (1)
                                            ------           -------          -------           -------
        Total other income (expense)            48               (27)             153               (99)
                                            ------           -------          -------           -------

        Income before provision
           for income taxes                    891             1,529            1,640             3,039

PROVISION FOR INCOME TAXES                     311               536              574             1,064
                                            ------           -------          -------           -------

   Net income                               $  580           $   993          $ 1,066           $ 1,975
                                            ======           =======          =======           =======

   NET INCOME PER SHARE                     $  .15           $   .24          $   .27           $   .47
                                            ======           =======          =======           =======
WEIGHTED AVERAGE COMMON AND
   COMMON EQUIVALENT
   SHARES OUTSTANDING                        3,961             4,212            3,975             4,167
                                            ======           =======          =======           =======

                                MICRION CORPORATION AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     (UNAUDITED)
                                                             Six months ended December 31,
                                                                1995              1996
                                                               -------           -------
                                                                    (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 1,066           $ 1,975
   Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
     Depreciation and amortization                                 318               659

     Non-cash compensation                                          10                 3

     Changes in assets and liabilities:
        Accounts receivable                                     (3,758)            1,531
        Inventories                                               (310)             (800)
        Prepaid expenses and other current assets                  (58)             (421)
        Accounts payable                                          (328)           (2,741)
        Accrued expenses                                           685               617
        Provision for warranty expenses                            280               292
        Customer deposits and deferred income                      354              (198)
                                                               -------           -------
     Net cash (used in) provided by operating activities        (1,741)              917
                                                               -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                           (1,388)           (2,967)
   Increase in other assets                                         --               (42)
                                                               -------           -------
     Net cash used by investing activities                      (1,388)           (3,009)
                                                               -------           -------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from capital lease obligations                       1,106             1,463
   Repayments of capital lease obligations                         (20)             (253)
   Net borrowings from line of credit                               --             1,355
   Issuance of common stock                                         20                43
                                                               -------           -------
     Net cash provided by financing activities                   1,106             2,608
                                                               -------           -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             20                (9)
                                                               -------           -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                (2,003)              507
CASH AND CASH EQUIVALENTS, beginning of period                   6,851             2,081
                                                               -------           -------
CASH AND CASH EQUIVALENTS, end of period                       $ 4,848           $ 2,588
                                                               =======           =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
   Cash paid during the period for:
   Interest                                                    $     7           $   196
                                                               =======           =======
   Income taxes                                                $    30           $   700
                                                               =======           =======


                      MICRION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

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

(3) INVENTORIES

Inventories consist of:
                                                                             (UNAUDITED)
                                                                  JUNE 30,   DECEMBER 31,
                                                                    1996         1996
                                                                  -------       -------
                                                                     (in thousands)

      Raw materials and manufactured parts, net                   $10,082       $12,493
      Work in process                                              11,158         9,898
      Finished goods                                                1,241           891
                                                                  -------       -------
            Total inventories                                     $22,481       $23,282
                                                                  =======       =======

 (4) PROPERTY AND EQUIPMENT, NET


Property and equipment consists of:

                                                                             (UNAUDITED)
                                                                  JUNE 30,   DECEMBER 31,
                                                                    1996         1996
                                                                  -------       -------
                                                                      (in thousands)

      Furniture and fixtures                                      $   623       $   548
      Computer, engineering and production equipment                3,823         5,414
      Sales demonstration systems                                     345           345
      Leasehold improvements                                          243           273
      Property under capital lease                                  1,884         3,341
                                                                  -------       -------
                                                                  $ 6,918       $ 9,921
      Accumulated depreciation and amortization                    (3,683)       (4,276)
                                                                  -------       -------
            Net property and equipment                            $ 3,235       $ 5,645
                                                                  =======       =======



At June 30, 1996 and December 31, 1996, accumulated amortization for property under capital lease was $879 and $1,127, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operations
        ---------------------






RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31,
-------------------------------------------------------------------------------
1995
----

   REVENUES Total revenues increased by 51% to $13.4 million for the three months ended December 31, 1996 from $8.9 million for the same period ended December 31, 1995.

   Product revenues consist of revenues from the sale of focused ion beam (FIB) systems, spare and replacement parts and service contracts provided with respect to systems. Product revenues increased 52% to $13.1 million for the three-month period ended December 31, 1996 from $8.6 million for the same period ended December 31, 1995. The increase was due to increased sales of FIB systems resulting from increased capital spending by semiconductor companies and the continued market acceptance of the Company's FIB products, particularly the MicroMill HT head trimming systems used by disk manufacturers.

   GROSS PROFIT Total gross profit increased 69% to $5.6 million for the three months ended December 31, 1996 from $3.3 million for the same period ended December 31, 1995. The increase was primarily due to an increased number of FIB shipments during the quarter ended December 31, 1996.

   The Company's gross margin on product revenues increased to 42% for the three-month period ended December 31, 1996 from 39% for the same period ended December 31, 1995. The increase was due to changes in the mix of foreign and domestic shipments during the period. Domestic sales generally yield higher gross margins than foreign sales.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased 67% to $2.6 million for the three month period ended December 31, 1996 from $1.5 million for the same period ended December 31, 1995. The increase is attributable to increases in sales and marketing expenses associated with the addition of personnel in applications support, sales and advertising, the expansion of product advertising and trade show presence and additional customer support personnel to support the expanded installed base of FIB systems.

   RESEARCH AND DEVELOPMENT EXPENSES The Company's research and development expenses increased 56% to $1.4 million for the three month period ended December 31, 1996 from $.9 million for the same period ended December 31, 1995. The increase was due to the Company's additional development activity for new products and applications.

The level of research and development expense is expected to increase over the remainder of the fiscal year due to management's decision to address certain production applications for its FIB products.

   OTHER INCOME AND EXPENSE Other income and expense, primarily interest related, although not material, decreased to negative $.03 million for the three-month period ended December 31, 1996 as compared to $.05 million for the same period ended December 31, 1995. The decrease is due to a lower cash position during the period ended December 31, 1996 which resulted in the Company borrowing funds under its available line of credit.

   PROVISION FOR INCOME TAXES The Company's effective tax rate for the three-month periods ended December 31, 1996 and 1995 reflects a fully taxed rate of approximately 35%.

Six Months Ended December 31, 1996 Compared to Six Months Ended December 31,
---------------------------------------------------------------------------
1995
----

   REVENUES Total revenues increased by 53% to $26.6 million for the six months ended December 31, 1996 from $17.4 million for the same period ended December 31, 1995.

   Product revenues consist of revenues from the sale of focused ion beam (FIB) systems, spare and replacement parts and service contracts provided with respect to systems. Product revenues increased 57% to $26.2 million for the six month period ended December 31, 1996 from $16.7 million for the same period ended December 31, 1995. The increase was due to increased sales of FIB systems resulting from increased capital spending by semiconductor companies and the continued market acceptance of the Company's FIB products, particularly the MicroMill HT head trimming systems used by disk drive manufacturers.

   GROSS MARGIN Total gross profit increased 41% to $15.8 million for the six months ended December 31, 1996 from $11.2 million for the same period ended December 31, 1995. The increase was primarily due to an increased number of FIB shipments during the six month period ended December 31, 1996.

The Company's gross margin on product revenues increased to 41% for the six-month period ended December 31, 1996 from 37% for the same period ended December 31, 1995. The increase was due to changes in the mix of foreign and domestic shipments during the period. Domestic sales generally yield higher gross margins than foreign sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased 60% to $5.0 million for the six-month period ended December 31,

1996 from $3.1 million for the same period ended December 31, 1995. The increase is attributable to increases in sales and marketing expenses associated with the addition of personnel in applications support, sales and advertising, the expansion of product advertising and trade show presence and additional customer support personnel to support the expanded installed base of FIB systems.

RESEARCH AND DEVELOPMENT EXPENSES The Company's research and development expenses increased 69% to $2.7 million for the six-month period ended December 31, 1996 from $1.6 million for the same period ended December 31, 1995. The increase was due to the Company's additional development activity for new products and applications, which required additional personnel. The level of research and development expenses is expected to increase over the remainder of the fiscal year due to management's decision to address certain production applications for its FIB products.

   OTHER INCOME AND EXPENSE Other income and expense, primarily interest related, although not material, decreased to negative $.1 million for the six-month period ended December 31, 1996 as compared to $.2 million for the same period ended December 31, 1995. The decrease is due to a lower cash position during the period, which resulted in the Company borrowing funds under its available line of credit.

   PROVISION FOR INCOME TAXES The Company's effective tax rate for the six-month periods ended December 31, 1996 and 1995 reflects a fully taxed rate of approximately 35%.


LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1996 the Company had working capital of $27.2 million as compared to $26.6 million at June 30, 1996, reflecting an increase in working capital of $.6 million. The increase is primarily attributable to a decrease in accounts payable due to a slowdown in inventory purchases, offset by a decrease in accounts receivable due to higher cash collections from system shipments within the current quarter. Cash and cash equivalents were $2.6 million as of December 31, 1996 as opposed to $2.1 million as of June 30, 1996.

   Net cash provided by operating activities for the six months ended December 31, 1996 was $.9 million and consisted primarily of an increase in inventory and a decrease in accounts receivable offset by a decrease in accounts payable. Accounts payable decreased due to a reduction of purchases toward the end of the quarter. Inventory increased slightly in order to meet expected customer demand for FIB systems.

   Net cash used in investing activities for the six months ended December 31, 1996 was $3.0 million and consisted primarily of increases in marketing capital equipment to be used for sales and marketing demonstrations and engineering equipment to be used to support research and development applications.

   Net cash provided by financing activities for the six months ended December 31, 1996 was $2.6 million and consisted of $1.2 million from the net proceeds of a capital lease to fund equipment purchases and $1.4 million from net proceeds drawn from the Company's bank line of credit.

   The Company's accounts receivable decreased to $9.8 million at December 31, 1996 as compared to $11.1 million at June 30, 1996 due to the number of FIB systems accepted by and shipped to customers during the beginning of the quarter ended December 31, 1996, which resulted in cash received before the end of the quarter.

The Company has a working capital line of credit with a bank which provides for borrowings up to $10.0 million. Amounts borrowed bear interest at the bank's prime rate (8.25% at December 31,1996). The line of credit expires on December 1, 1997 and is unsecured. As of December 31, 1996, $1.7 million was outstanding under the line of credit.

   The Company believes that it has the necessary liquidity and capital resources to sustain existing operations for the next twelve months.

                           Part II. Other Information


Item 1.  Legal Proceedings.
--------------------------

      Certain litigation filed against the Company by a class of purchasers of the Company's common stock was described in the Company's Form 10-K filed on September 30, 1996. Subsequent to the filing date of Form 10-K, no material developments have occurred with respect to this litigation.

Item 2.  Changes in Securities.
------------------------------

      None

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

      None

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

      The Annual Meeting of the Stockholders of Micrion Corporation was held on November 14, 1996, at which the following matters were voted upon and approved, with the number of votes cast for, against or abstained indicated for each matter:

      1. That Nicholas P. Economou, Billy W. Ward, Louis P. Valente, Thomas W. Folger and Charles M. McKenna be elected as directors of the Company for a one-year term expiring at the 1997 annual meeting of stockholders.
                      Votes
                   In Favor Of            Votes Against        Votes Abstained
                   -----------            -------------        ---------------

                    3,555,225                 87,849                   0

      2. That the selection by the Board of Directors of the firm of KPMG Peat Marwick LLP, independent public accountants, as auditors for the Company for the fiscal year ending June 30, 1997, be ratified.
                      Votes
                   In Favor Of            Votes Against        Votes Abstained
                   -----------            -------------        ---------------

                    3,630,772                  4,207              8,095

Item 5.  Other Information.
--------------------------

      None

Item 6. Exhibits and Reports on Form 8-K.
----------------------------------------


(a) Exhibits
    --------

     The Exhibits filed as part of this report are listed below.

      Exhibit
      Number                  Description
      ------                  -----------

         11                   Statement of Computation of Per Share Earnings

         27                   Financial Data Schedule

(b) Reports on From 8-K
    -------------------

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MICRION CORPORATION
                                          (Registrant)



Date:  February 10, 1997             /s/ Nicholas P. Economou
                                     ------------------------------------------
                                     Nicholas P. Economou
                                     President and Chief Executive Officer


Date:  February 10, 1997             /s/ David M. Hunter
                                     ------------------------------------------
                                     David M. Hunter
                                     Vice President, Finance and Administration

                               Micrion Corporation

                                  Exhibit Index
                                  -------------


Exhibit
Number                        Description of Document               Page
------                        -----------------------               ----

   11                         Statement of Computation of
                              Per Share Earnings                     15

   27                         Financial Data Schedule                16