Form 10-Q
period 1997-03-31
MICRION CORP /MA/
filed 1997-05-09
CIK 919646

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

               [X] QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

               [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

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

One Corporation Way, Peabody, Massachusetts                           01960-799O
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

     As of May 1, 1997, the Company had 4,040,562 shares of Common Stock, no par value, outstanding.

                              MICRION CORPORATION

PART I.  FINANCIAL INFORMATION                                            Page #
                                                                          ------
Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1996 and                     3
         March 31, 1997 (unaudited)

         Consolidated Statements of Operations - Three months ended          4
         March 31, 1996 and 1997 (unaudited) and Nine months ended
         March 31, 1996 and 1997 (unaudited)

         Consolidated Statements of Cash Flows - Nine months ended           5
         March 31, 1996 and 1997 (unaudited)

         Notes to Consolidated Financial Statements - March 31, 1997         6

Item 2.  Management's Discussion and Analysis of Financial Condition         7
         and Results of Operations


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  11

Item 2.  Changes in Securities - None                                       11

Item 3.  Defaults Upon Senior Securities - None                             11

Item 4.  Submission of Matters to a Vote of Security Holders - None         11

Item 5.  Other Information - None                                           11

Item 6.  Exhibits and Reports on Form 8-K                                   11

                      MICRION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                                                                         (UNAUDITED)
                                                                         JUNE 30           MARCH 31
                                                                           1996              1997
                                                                         -------          ---------
                                                                              (in thousands)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                           $ 2,081           $ 2,672
     Accounts receivable                                                  11,106            16,863
     Inventories (note 3)                                                 22,481            22,205
     Prepaid expenses and other current assets                               627               701
     Net deferred tax asset                                                1,816             1,816
                                                                         -------           -------
                Total current assets                                      38,111            44,257
                                                                         -------           -------

PROPERTY AND EQUIPMENT, net (note 4)                                       3,235             5,937
OTHER ASSETS, net                                                            225               137
                                                                         -------           -------
                Total assets                                             $41,571           $50,331
                                                                         =======           =======


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                                            340             5,540
     Accounts payable                                                      6,473             5,288
     Accrued expenses                                                      2,835             3,674
     Accrued warranty expenses                                             1,253             1,300
     Current installments of obligations under capital leases                245               649
     Customer deposits and deferred income                                   389               462
                                                                         -------           -------
                Total current liabilities                                 11,535            16,913
                                                                         -------           -------

 OBLIGATIONS UNDER CAPITAL LEASES, net of current installments               779             1,522


STOCKHOLDERS' EQUITY:
     Preferred stock, no par value; authorized 5,000,000 shares                -                 -
     Common stock, no par value; authorized 12,300,000 shares             31,427            31,537
     Retained earnings                                                    (2,173)              346
     Other equity                                                              3                13
                                                                         -------           -------
                Total stockholders' equity                                29,257            31,896
                                                                         -------           -------
                Total liabilities and stockholders' equity               $41,571           $50,331
                                                                         =======           =======



                      MICRION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  (UNAUDITED)                     (UNAUDITED)
                                           Three months ended March 31,    Nine months ended March 31,
                                           ----------------------------    ---------------------------
                                              1996            1997            1996            1997
                                            --------        --------        --------        --------
                                                    (in thousands except for per share date)
REVENUES:

     Product revenues                       $  9,457        $ 13,770        $ 26,117        $ 39,997
     Contract revenues                           258             353           1,040             761
                                            --------        --------        --------        --------
           Total revenues                      9,715          14,123          27,157          40,758
                                            --------        --------        --------        --------

COST OF REVENUES:
     Cost of product revenues                  5,800           8,691          16,236          24,133
     Cost of contract revenues                   236             215           1,047             589
                                            --------        --------        --------        --------
           Total cost of revenues              6,036           8,906          17,283          24,722
                                            --------        --------        --------        --------

           Gross profit                        3,679           5,217           9,874          16,036

OPERATING EXPENSES:
     Selling, general and
        administrative expenses                1,834           2,745           4,931           7,712
     Research and development expenses         1,209           1,567           2,819           4,281
                                            --------        --------        --------        --------
           Total operating expenses            3,043           4,312           7,750          11,993
                                            --------        --------        --------        --------

     Income from operations                      636             905           2,124           4,043

OTHER INCOME (EXPENSE):
     Interest income                              57              32             188             123
     Interest expense                            (26)           (109)            (35)           (298)
     Other                                        15               6              46               5
                                            --------        --------        --------        --------
           Total other income (expense)           46             (71)            199            (170)
                                            --------        --------        --------        --------

           Income before provision
                for income taxes                 682             834           2,323           3,873

PROVISION FOR INCOME TAXES                       236             292             810           1,356
                                            --------        --------        --------        --------

     Net income                             $    446        $    542        $  1,513        $  2,517
                                            ========        ========        ========        ========


NET INCOME PER SHARE                        $    .11        $    .13        $    .38        $    .60
                                            ========        ========        ========        ========

WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT
     SHARES OUTSTANDING                        4,054           4,308           4,020           4,214
                                            ========        ========        ========        ========


                      MICRION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             (UNAUDITED)
                                                                      Nine months ended March 31,
                                                                        1996              1997
                                                                      -------           -------
                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                       $ 1,513           $ 2,517
     Adjustments to reconcile net income to net cash used by
        operating activities:
           Depreciation and amortization                                  497             1,148
           Non-cash compensation                                           13                 3

           Changes in assets and liabilities:
                Accounts receivable                                    (4,449)           (5,836)
                Inventories                                            (4,070)              276
                Prepaid expenses and other current assets                 (34)              (80)
                Accounts payable                                        2,121            (1,185)
                Accrued expenses                                          746               921
                Accrued warranty expenses                                 486                53
                Customer deposits and deferred income                     269                73
                                                                      -------           -------
           Net cash used by operating activities                       (2,908)           (2,110)
                                                                      -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                (1,653)           (3,692)
     Decrease in other assets                                               -               (42)
                                                                      -------           -------
           Net cash used by investing activities                       (1,653)           (3,734)
                                                                      -------           -------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from capital lease financing                              1,106             1,553
     Repayments of capital lease obligations                              (84)             (406)
     Proceeds from sale of common stock, net                               59               110
     Net borrowings from line of credit                                    --             5,200
                                                                      -------           -------
           Net cash provided by financing activities                    1,081             6,457
                                                                      -------           -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                    11               (22)
                                                                      -------           -------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                       (3,469)              591
CASH AND CASH EQUIVALENTS, beginning of period                          6,851             2,081
                                                                      -------           -------
CASH AND CASH EQUIVALENTS, end of period                              $ 3,382           $ 2,672
                                                                      =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
        Interest                                                      $    26           $   286
                                                                      =======           =======
        Income taxes                                                  $   125           $   841
                                                                      =======           =======

                      MICRION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

(1) NATURE OF BUSINESS

Micrion Corporation and its subsidiaries (collectively "the Company") are engaged in the development, production and marketing of capital equipment used in the manufacturing and processing of semiconductor and other high technology devices.

(2) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report 10-K filing with the U.S. Securities and Exchange Commission for the year ended June 30, 1996. The Company's first, second, and third fiscal quarters end on the Saturday closest to September 30, December 31 and March 31, respectively. For ease of reference, such quarter end dates are used herein.

(3) INVENTORIES

Inventories consist of:
                                                                  (UNAUDITED)
                                                   JUNE 30,        MARCH 31,
                                                    1996             1997
                                                   -------          -------
                                                        (in thousands)

Raw materials and manufactured parts, net          $10,082          $12,327
Work in process                                     11,158            7,996
Finished goods                                       1,241            1,882
                                                   -------          -------
         Total inventories                         $22,481          $22,205
                                                   =======          =======

(4) PROPERTY AND EQUIPMENT, NET

Property and equipment consists of:
                                                                   (UNAUDITED)
                                                    JUNE 30,        MARCH 31,
                                                      1996            1997
                                                    --------        --------
                                                         (in thousands)

Furniture and fixtures                              $    623        $    652
Computer, engineering and production equipment         3,823           5,701
Sales demonstration systems                              345             345
Leasehold improvements                                   243             501
Property under capital lease                           1,884           3,439
                                                    --------        --------
                                                    $  6,918        $ 10,638
Accumulated depreciation and amortization             (3,683)         (4,701)
                                                    --------        --------
         Net property and equipment                 $  3,235        $  5,937
                                                    ========        ========



At June 30, 1996 and March 31, 1997, accumulated amortization for property under capital lease was $879 and $1,330, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996
-------------------------------------------------------------------------------

     REVENUES Total revenues increased by 45.4% to $14.1 million for the three months ended March 31, 1997 from $9.7 million for the same period ended March 31, 1996.

     Product revenues consist of revenues from the sale of focused ion beam
(FIB) systems, spare and replacement parts and service contracts provided with respect to systems. Product revenues increased 45.6% to $13.8 million for the three-month period ended March 31, 1997 from $9.5 million for the same period ended March 31, 1996. The increase was due to increased sales of FIB systems resulting from increased capital spending by semiconductor companies and the continued market acceptance of the Company's FIB products. In addition, the Company introduced its newest product, the Micrion Flip-Chip FIB system, of which the first deliveries occurred in the quarter ended March 31, 1997.

     GROSS PROFIT Total gross profit increased to $5.2 million for the three-month period ended March 31, 1997 from $3.7 million for the same period ended March 31, 1996. The increase was due to an increase in the number of FIB shipments during the quarter ended March 31, 1997.

The Company's gross margin on product revenues decreased to 36.9% for the three month period ended March 31, 1997 from 38.7% for the same period ended March 31, 1996. The decrease in gross margin was due to changes in the mix of foreign and domestic shipments, changes in the types of systems shipped, and also higher costs associated with the initial shipments of the Micrion Flip-Chip FIB system.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased 49.7% to $2.7 million for the three-month period ended March 31, 1997 from $1.8 million for the same period ended March 31, 1996. The increase is primarily attributable to additional personnel in applications support and sales including the installation of a customer call center, increases in customer support personnel to support the expanded installed base of FIB systems and the expansion of the field service operations in Japan.

     RESEARCH AND DEVELOPMENT EXPENSE The Company's research and development expense increased 29.6% to $1.6 million for the three-month period ended March 31, 1997 from $1.2 million for the same period ended March 31, 1996. The increase was due to the Company's additional development activity for new products and applications.

The level of research and development expense is expected to increase over the remainder of the fiscal year due to management's decision to address certain production applications for its FIB products.

     OTHER INCOME AND EXPENSE Other income and expense, primarily interest related, although not material, decreased to a net expense of $.07 million for the three-month period ended March 31, 1997 as compared to income of $.05 million for the same period ended March 31, 1996. The decrease is due to a lower cash position during the period ended March 31, 1997 which resulted in the Company borrowing funds under its available line of credit.

     PROVISION FOR INCOME TAXES The Company's effective tax rate for the three-month period ended March 31, 1997 and 1996 reflects a tax rate of 35%.


Nine Months Ended March 31, 1997 Compared to Nine Months Ended March 31 ,1996
-----------------------------------------------------------------------------

     REVENUES Total revenues increased by 50.1% to $40.8 million for the nine months ended March 31, 1997 from $27.2 million for the same period ended March 31, 1996.

     Product revenues consist of revenues from the sale of FIB systems, spare and replacement parts and service contracts provided with respect to systems. Product revenues increased 53.1% to $40.0 million for the nine-month period ended March 31, 1997 from $26.1 million for the same period ended March 31, 1996. The increase was due to increased sales of FIB systems resulting from increased capital spending by semiconductor companies and the continued market acceptance of the Company's FIB products, particularly the MicroMill HT head trimming systems used by disk drive manufacturers. In addition, the Company introduced its newest product, the Micrion Flip-Chip FIB system, of which the first deliveries occurred in the quarter ended March 31, 1997.

     GROSS PROFIT The Company's gross profit increased 62.4% to $16.0 million for the nine months ended March 31, 1997 from $9.9 million for the same period ended March 31, 1996. The increase was primarily due to an increased number of FIB shipments during the nine-month period ended March 31, 1997.

     The Company's gross margin on product revenues increased to 39.7% for the nine-month period ended March 31, 1997 from 37.8% for the same period ended March 31, 1996. The increase was due to changes in the mix of foreign and domestic shipments and changes in the types of systems shipped during the nine-month period ended March 31, 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased 56.4% to $7.7 million for the nine-month period ended March 31, 1997 from $4.9 million for the same period ended March 31, 1996. The increase is primarily attributable to additional personnel in applications support and sales including the installation of a customer call center, the expansion of product advertising and trade show presence, increases in customer support personnel to support the expanded installed base of FIB systems and the expansion of the field service operations Japan.


RESEARCH AND DEVELOPMENT EXPENSE The Company's research and development expense increased 51.9% to $4.3 million for the nine-month period ended March 31, 1997 from $2.8 million for the same period ended March 31, 1996. The increase was due to the Company's additional development activity for new products and applications, which has required additional personnel. The level of research and development expenses is expected to increase over the remainder of the fiscal year due to management's decision to address certain production applications for its FIB products.

     OTHER INCOME AND EXPENSE Other income and expense, primarily interest related, although not material, decreased to a net expense of $.17 million for the nine-month period ended March 31, 1997 as compared to income of $.20 million for the same period ended March 31, 1996. The decrease is due to a lower cash position during the period which resulted in the Company borrowing funds under its available line of credit.

     PROVISION FOR INCOME TAXES The Company's effective tax rate for the nine-month periods ended March 31, 1997 and 1996 reflects a tax rate of 35%.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997 the Company had working capital of $27.3 million as compared to $26.6 million at June 30, 1996, reflecting an increase in working capital of $.7 million. The increase is primarily attributable to an increase in accounts receivable due to increased product sales and a decrease in accounts payable due to a slow-down in inventory purchases towards the end of the quarter ended March 31, 1997. Cash and cash equivalents were $2.7 million as of March 31, 1997 as compared to $2.1 million as of June 30, 1996.

     Net cash used by operating activities for the nine-months ended March 31, 1997 was $2.1 million and consisted primarily of increases in accounts receivable and prepaid expenses and a decrease in accounts payable, offset with an increase in accrued expenses. Accounts receivable increased due to the number of FIB systems shipped toward the end of the three-month period ended March 31, 1997.

     Net cash used by investing activities for the nine months ended March 31, 1997 was $3.7 million and consisted primarily of an increase in marketing capital equipment to be used for sales and marketing demonstrations and engineering equipment to be used to support research and development applications.

     Net cash provided by financing activities for the nine months ended March 31, 1997 was $6.5 million and consisted primarily of $1.6 million from proceeds of a lease line a credit used to fund capital purchases, offset by repayments of $.40 million, and $5.2 million from net proceeds drawn from the Company's bank line of credit.

     The Company has a working capital line of credit with a bank which provides for borrowings up to $10.0 million. Amounts borrowed bear interest at the bank's prime rate (8.5% at March 31, 1997). The line of credit expires on December 1, 1997. As of March 31, 1997, $5.5 million was outstanding under the line of credit.

     The Company believes that it has the necessary liquidity and capital resources to sustain existing operations for at least the next twelve months.


     NEW ACCOUNTING PRONOUNCEMENT

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS 128 establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS No. 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. The impact on diluted net income per share is not expected to be material.

     The Company plans to adopt SFAS No. 128 in its fiscal quarter ending December 31, 1997 and at that time all historical net income per share data presented will be restated to conform to the provisions of SFAS No. 128.

                           Part II. Other Information


Item 1. Legal Proceedings.
--------------------------

     On August 2, 1996, an action was filed in the U.S. District Court for the District of Massachusetts against the Company, Nicholas P. Economou, a director and officer of the Company, and David M. Hunter and Robert K. McMenamin, officers of the Company. On September 9, 1996, another action was filed in the same court against the Company, Dr. Economou, Messrs. Hunter and McMenamin and Billy W. Ward, an officer of the Company. On December 6, 1996, the plaintiffs in both actions filed an amended consolidated complaint. The consolidated complaint does not contain a claim against Billy W. Ward. The consolidated complaint purports to be brought on behalf of a class of purchasers of the Company's common stock from April 26, 1996 through June 21, 1996. It asserts claims for violations under the federal securities laws, alleging that the Company made false and misleading statements to the public concerning the nature of its sales agreement with a customer. The Company filed a motion to dismiss the consolidated complaint for failure to state a claim. This motion was denied on April 30, 1997. The Company believes the consolidated complaint to be without merit and intends vigorously to defend the claims. There can be no assurance, however, that the Company will be successful in defending these lawsuits or that money damages, if awarded, would not have a material adverse effect on the Company.

Item 2. Changes in Securities.
------------------------------

        None

Item 3. Defaults Upon Senior Securities.
----------------------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

        None

Item 5. Other Information.
--------------------------

        None



Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------

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

     No reports on Form 8-K were filed during the quarter ended March 31, 1997.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MICRION CORPORATION
                                         (Registrant)



Date:  May 9, 1997                    /s/ Nicholas P. Economou
                                      ------------------------
                                      Nicholas P. Economou
                                      President and Chief Executive Officer


Date:  May 9, 1997                    /s/ David M. Hunter
                                      -------------------
                                      David M. Hunter
                                      Vice President, Finance and Administration

                               Micrion Corporation

                                  Exhibit Index
                                  -------------


Exhibit
Number              Description of Document            Page
------              -----------------------            ----

   11               Statement of Computation of
                    Per Share Earnings                  14

   27               Financial Data Schedule             15