Form 10-K405
period 1997-06-30
MICRION CORP /MA/
filed 1997-09-26
CIK 919646

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED JUNE 30, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

COMMISSION FILE NUMBER:  0-23840

                               MICRION CORPORATION
                (Name of registrant as specified in its charter)

             MASSACHUSETTS                                   04-2892070
     (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                      Identification No.)

      ONE CORPORATION WAY                                   01960-7990
      PEABODY, MASSACHUSETTS                                (Zip Code)
(Address of principal executive offices)

                                 (978) 538-6700
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $93,983,985 as of September 19, 1997.

The number of shares of the registrant's Common Stock outstanding as of September 19, 1997 was 4,050,791.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the fiscal year ended June 30, 1997 (the "1997 Annual Report") are incorporated by reference in
Part II, and portions of the registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held November 3, 1997 (the "Proxy Statement") are incorporated by reference in Part III.

                                     PART I

ITEM 1.           BUSINESS.

INTRODUCTION

      Micrion Corporation (the "Company" or "Micrion") is a leader in the design, development, manufacture and marketing of focused-ion-beam (FIB) systems. Micrion(R) FIB systems are used in the design, fabrication and testing of semiconductor integrated circuits (ICs) and other high technology devices. FIB technology provides a unique combination of capabilities to image, analyze and perform "microsurgery" on ICs and other high technology devices. Semiconductor integrated circuit and other high technology manufacturers use Micrion's FIB systems to reduce the time needed to get new products to market and/or to achieve and maintain acceptable manufacturing yields more quickly and cost effectively. The Company introduced the world's first FIB system specifically designed for use in the manufacturing process of ICs in 1985 and since then has introduced new products incorporating a variety of technological advances, including the MicroMillTM HT and 9500HT FIB systems, specifically designed for magnetic head manufacturing applications.

TECHNOLOGY AND MARKET TRENDS

      Integrated circuits are critical components of a wide variety of products such as computers, telephones, televisions, automobiles and aircraft. As applications for ICs continue to expand, the trend in the industry is to put more functionality on a single chip. To increase functionality, semiconductor manufacturers are producing larger chips with more layers utilizing smaller feature sizes. Improvements in lithography technology have allowed the printing of progressively smaller features on progressively larger wafers. Minimum feature sizes in advanced ICs are now less than 0.5 microns, or one one-hundredth the diameter of a human hair. The density of components on the most advanced ICs has approximately doubled every two years. At the same time, the market price per functional element on a chip has decreased and product cycles have shortened. The combination of technology and market forces has put enormous pressure on semiconductor equipment manufacturers to produce tools with increased capabilities. FIB systems, such as those manufactured by Micrion, have been developed to meet this need.

      Disk drive manufacturers are constantly striving to achieve higher densities of data on a disk because higher densities generally permit greater storage capacities at lower costs in smaller packages. One of the primary factors that determines data density is the size and performance of the magnetic "read/write" heads. Smaller heads can record and retrieve data from narrower tracks, thus providing increased data density on a given disk size. Therefore, disk drive manufacturers desire to produce increasingly smaller read/write heads. However, the current photolithographic technology used to manufacture such heads seems to be reaching a barrier beyond which smaller heads cannot be reliably produced. In fiscal 1996 and 1997, the MicroMill HT and 9500HT FIB systems were introduced to help meet the need of producing smaller, more precise magnetic heads.

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

      The fabrication phase can begin once sample chips have been manufactured and the design is deemed to be functional. The first critical step in the fabrication phase is to generate a production mask set with as few defects as possible, as mask defects result in circuit failures and manufacturing yield loss. Following mask generation, multiple ICs are fabricated on a wafer by performing in sequence a large number of complex processing steps including film deposition, mask pattern printing (lithography) and film etch. In this manner, the circuit is built up layer by layer into a complex three-dimensional structure. Since wafer fabrication is very costly, it is critical to know that each process step is being performed correctly. Expensive, specialized equipment is used to obtain data from the wafers as they progress through the fabrication sequence. Information is relatively easy to gather for each individual step by making observations during or immediately after the step is completed; however, information on how various steps or layers relate to each other is much more difficult and costly to gather using traditional methods since previous layers are covered by subsequent layers. Traditionally, three-dimensional information has been obtained by the costly and wasteful procedure of cutting or breaking a wafer and analyzing its cross-section with a high resolution scanning electron microscope (SEM).

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

      Process Control. Semiconductor manufacturers use Micrion's FIB systems to prepare and view a cross- section of an in-process wafer to provide vital information about the three-dimensional structure of the circuit. The systems can reveal layer-to-layer alignment, layer thickness, etch profiles, step coverage and metal grain structure.
In addition, particle contamination can be analyzed to determine its origin.

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

      The Micrion 9000 Series is used primarily for circuit modification and cross-sectional imaging and is the largest unit volume product of Micrion's family of FIB systems. In cross-sectional imaging applications, the important attributes of substrate handling are accurate x/y navigation and the ability to tilt large work pieces, such as 8" silicon wafers, to angles up to 60 degrees. The Micrion 9000 Series incorporates a fully automated computer-controlled 8" stage that can accommodate the largest silicon wafers used in semiconductor manufacturing today. A product development program is currently underway to design and produce FIB systems that will accommodate the next generation of silicon wafers, which are 12" in diameter.

      The Micrion 9000EX Series adds a state-of-the-art field emission SEM column to the basic Micrion 9000 Series platform to provide high resolution SEM images in addition to the features offered by FIB technologies. The combination of SEM and FIB technologies permits increased resolution of a cross-sectional image without breaking the wafer or tilting the workpiece. An available option for the Micrion 9000EX Series is an x-ray spectrometer that detects x-rays whose characteristic wavelength can be used to determine the elements comprising the area being analyzed.

      The Micrion 9000IL Series is specifically designed for use in-line in a semiconductor fabrication facility. Unlike most FIB systems, which are used in laboratory-like environments, the 9500IL is intended for use in a clean room production environment. Accordingly, the 9500IL is equipped with a stainless steel exterior and features an automatic cassette-to-cassette wafer handling system. An FIB system in-line permits the semiconductor manufacturer to get answers to process problems more quickly, resulting in increased yields.

      The Micrion 9800 is used primarily for circuit modification and is differentiated from the 9000 Series principally by its substrate handling capabilities. In automated circuit modification applications, x/y navigation is required to be more accurate but the workpiece does not need to be tilted. In fact, navigation on a substrate to an accuracy of better than 0.25 microns is desired. To achieve this higher accuracy, Micrion equips such systems with x/y stages in which stage position is monitored by a laser interferometer. This type of measurement technique is the most accurate available and at the present time only Micrion FIB systems offer this feature. The handling and positioning capability of the Micrion 9800 is valuable since it permits a large number of complex modifications to be programmed and automated, eliminating operator error in making the modifications.

      The Micrion 9800 FlipChipTM system is specifically designed to facilitate the circuit modification or probing of ICs that are packaged using the increasingly popular flip-chip packaging technology. In a flip-chip package, the IC is mounted upside down and bonded directly to the package, burying the active circuitry under a thick layer of bulk silicon. Micrion's 9800 FlipChip system incorporates a high current column, laser interferometer stage, in-situ optical/IR microscope, and a proprietary enhanced gas etching technology to quickly and precisely access exactly the right location, then perform the microsurgery necessary for probing or circuit modification.

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

      The Micrion 9500HT system combines the flexibility of the basic 9500 system with some of the sophisticated machine vision and software features of the MicroMill HT system, resulting in a tool that is ideally suited for process monitoring, failure analysis and pilot production of new magnetic head designs. All head trimming parameters developed on the 9500HT are readily transferable to the MicroMill HT for high-volume production.

      The Micrion 8000 is similar in hardware configuration to the Micrion 9800 but is used for the repair of masks, including phase shifting masks and x-ray masks. The Micrion 8000 comes equipped with a number of specialized etching and deposition processes customized for mask repair applications.

      The Micrion 2000 Series system is designed for use by customers who do not require the large substrate size handling possible with the Micrion 9000 Series and who are willing to accept a less automated instrument in return for reduced cost. Many of the features of the Micrion 9000 Series are maintained in the Micrion 2000 Series. This series includes the Micrion JFIB-2100 Specimen Preparation System used primarily to prepare samples for viewing in transmission electron microscopes.

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

MARKETS

      The primary current markets for Micrion FIB systems are found within both the semiconductor industry and the data storage industry. At this time, the largest market segment of the semiconductor industry market consists of failure analysis laboratories where FIB systems are used for circuit modification, failure analysis and process control in support of both semiconductor design and wafer fabrication groups. The need for FIB systems by semiconductor design groups will be driven by the growing number of new designs introduced each year and the increasing complexity of these designs. The need for FIB systems by wafer fabrication groups will be driven by the increasing complexity of the semiconductor products being produced and the need for fast, thorough answers to process problems which may affect manufacturing yields. The urgency of solving yield-threatening problems in the fabs appears to be creating a new market segment within the semiconductor industry for FIB systems to be used in-line in the fabs, in addition to being used in the failure analysis laboratories.

      Another market segment within the semiconductor industry, mask repair, includes both semiconductor manufacturers and commercial suppliers of masks to the semiconductor industry. Larger manufacturers, such as IBM, Motorola, Intel, Hitachi, Fujitsu and Samsung, generally maintain their own in-house mask making capability. Smaller semiconductor companies typically buy from commercial mask suppliers, including DuPont, Dai Nippon Printing, Toppan, Photronics and Hoya. While the Company believes that the market for mask repair applications will increase, sales of FIB mask repair tools by the Company are not expected to represent a substantial portion of the Company's sales in the foreseeable future.

      The market for Micrion FIB systems within the data storage industry consists of the manufacturers of magnetic read/write heads used in computer disk drives. Disk drive manufacturers compete to achieve the highest data storage capacity at the lowest cost. Data storage capacity depends on many factors including the size and performance of the magnetic read/write heads. With current production techniques reaching practical limits, manufacturers are considering the use of FIB technology to assist in the production of smaller heads. The need for FIB systems by magnetic head manufacturers will be driven by the ability of FIB systems to produce smaller heads, cost effectively.

SALES AND MARKETING

      Micrion utilizes a network of direct sales engineers, distributors and representatives to sell the Company's products to customers in the United States, Europe, Japan and certain of the Pacific Rim countries. In the United States, the Company has four sales engineers. Micrion's wholly-owned subsidiary, Micrion GmbH, headquartered in Feldkirchen, Germany, employs two sales engineers for Europe and Western Asia. The Company's sales engineers are supported by management personnel.

      In Japan, the Company uses Tokyo Electron Limited (TEL) as its exclusive distributor of semiconductor manufacturing equipment in Japan. TEL buys equipment at negotiated prices from Micrion and resells the equipment to end users in Japan. The Company entered into an initial distribution agreement with TEL in 1986. The distribution agreement is cancelable with 60 days' notice to either party. At the present time, TEL maintains demonstration equipment inventory and sufficient spare parts to service the installed base. Typically, TEL does not purchase equipment from the Company until it has received an order from a customer. As of June 30, 1997, TEL maintained a full time staff of one sales manager, three salesmen and seven service engineers dedicated solely to Micrion's FIB products.

      The Company also uses JEOL, Ltd. ("JEOL") for the exclusive distribution of the Micrion JFIB-2100 Specimen Preparation System in Japan. These systems are sold in conjunction with JEOL's sales of their line of transmission and scanning electron microscopes. The Company entered into this distribution agreement in May 1995 and began shipments of the Micrion JFIB-2100 systems to JEOL's customers in fiscal 1996. The distribution agreement is automatically renewable annually unless terminated by either party by 90 days' written notice prior to the end of any annual term. In fiscal 1996, the Company consigned a JFIB-2100 system to JEOL for sales demonstrations. JEOL is solely responsible for sales distribution of this product in Japan, while the Company maintains installation and service responsibility. Typically, JEOL does not purchase equipment from the Company until it has received an order from a customer. As of June 30, 1997, JEOL's sales staff offers Micrion's JFIB-2100 system as part of their product offerings.

      Micrion has established a wholly-owned subsidiary in Japan, Micrion Japan Corporation KK, to provide technical sales and service support to TEL and JEOL, and to provide information to the Company about the needs of the Japanese market. Currently, Micrion Japan Corporation KK employs one marketing manager, one technical manager, four service engineers and one administrator.

      In South Korea, the Company uses ETEC Systems Korea Corporation (ETEC) as its sales and service representative. ETEC is compensated on a commission basis and is paid after the product is delivered. ETEC also provides warranty service after the installation and customer acceptance of FIB systems in South Korea. It receives an additional commission after the inception of the warranty period, which generally extends for one year. As of June 30, 1997, ETEC maintained a staff of one salesman and seven service engineers in support of Micrion's FIB products.

      In each of the two other Pacific Rim countries where the Company's FIB products are marketed, Taiwan and Singapore, the Company uses a local representative compensated on a straight sales commission basis and paid only when a product is delivered.

      Micrion has entered into an arrangement with ZMC Technologies, Ltd. (ZMC), to provide technical contract labor to the Company to support the installation of the Company's MicroMill HT FIB systems at a customer site in Thailand. As of June 30, 1997, ZMC maintained a staff of ten service engineers to support the Micrion installed systems.

CUSTOMER SUPPORT AND SERVICE

      The Company maintains separate customer support and field service organizations that work closely together to promote customer satisfaction. The Company's customer support and field service personnel do not perform sales and marketing functions. The customer support organization is a group of engineers, resident at the Company's factory, dedicated to technical and logistical support of the field engineers on a worldwide basis. The customer support group, as of June 30, 1997, consisted of 28 employees, and has ready access to in-house engineering, manufacturing and final test personnel to provide rapid and knowledgeable support for the engineers maintaining customer equipment in the field.

      As of June 30, 1997, the field service group consisted of 33 field engineers stationed around the world near the Company's installed systems. Each engineer is assigned to specific customer sites. Service is provided at the customer's discretion either under full service contracts where Micrion receives monthly revenue and provides all the labor and spare parts necessary to maintain system performance, or as on-call service where the customer is billed on a time and materials basis for service work performed at the customer's site. A small number of customers contract with the Company for telephone support of the customers' system operation staff.

      In 1997, the Company established a new customer support "call center" to help customers with the answers, technical assistance and support they need. In addition, the "help desk" operation of the call center provides greater support and direction for the Company's field service representatives.

RESEARCH AND DEVELOPMENT

      As of June 30, 1997, the Company's research and development effort employed 54 scientists and engineers, 20 of whom have advanced technical degrees. Both short- and long-term programs are underway to enhance existing products and develop new products and technology. Current short-term research and development programs include work to improve source lifetime, develop improved columns that can produce smaller spots, expand the applicability of ion-assisted chemical processes and enhance the materials analysis capabilities of systems. Long-term research programs are underway to explore areas such as advanced ion sources, beam focusing techniques and system architectures that could lead to significant improvements in the capabilities of future FIB systems. In fiscal 1997, 1996 and 1995, the Company spent $5.8 million, $4.2 million and $2.9 million, respectively, on research and development.

      Research and development activities are enhanced by funded contracts and strategic alliances with government agencies, major semiconductor manufacturers and universities. Funded programs help provide support and leverage for the Company's research and development efforts, allowing a larger and more complete overall program than would be possible with internal funding alone. Contracts are chosen in areas that are closely related to Micrion's main business activities. The Company is currently involved in a funded program with ARPA. Under this program, the Company is developing gas field ion source (GFIS) technology. This technology has the potential to produce significant performance improvements in future FIB systems. Although the United States government retains a license to use the technology developed under funded contracts for its own internal purposes, the Company retains the exclusive right for commercial development of the technology. In some cases, the funding of research by ARPA is based upon needs identified by the semiconductor industry. In fiscal 1997, 1996 and 1995, the Company received research and development revenues of $1.2 million, $1.2 million and $2.4 million, respectively. Due to pressures on US government budgets, funds available for research and development programs have been reduced, and no new contracts were issued to the Company in fiscal 1997, 1996 or 1995. The Company expects external research and development funding to decrease in the future.

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

INTELLECTUAL PROPERTY

      The Company believes that the success of its business depends more on its technical innovation, marketing abilities and responsiveness to customer requirements, than on patents, trademarks, copyrights and other intellectual property rights. Nevertheless, the Company has a policy of seeking to protect its intellectual property through patents, license agreements, confidential disclosure agreements and trade secrets. The Company currently holds eleven U.S. patents and a number of patents in foreign countries covering aspects of its technology. The earliest any of these patents expires is 2004. Confidential disclosure agreements are in place with the customers and other parties who have a need or desire to exchange proprietary information with the Company. In addition, the Company generally enters into confidentiality agreements with its employees and limits access to its proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's FIB systems or to obtain information that the Company regards as proprietary. The laws of some foreign countries in which the Company sells or may sell its products do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States.

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

EMPLOYEES

      As of June 30, 1997, the company had a total of 253 full-time employees, consisting of 56 in research, development and engineering, 145 in manufacturing, customer support and quality assurance, 35 in sales and marketing and 17 in general management, administration and finance. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. Management considers its relationship with its employees to be excellent and employee turnover to be low.

      The success of the Company's future operations depends in large part on the Company's ability to attract and retain highly skilled technical, marketing and management personnel. Certain of such personnel are in limited supply and are difficult to attract and retain.

ITEM 2.           PROPERTIES.

      The Company's corporate headquarters and manufacturing and research and development facility are located at One Corporation Way, Centennial Park, Peabody, Massachusetts, where the Company occupies approximately 53,000 square feet under a lease that expires in February 2005. The Company leases an additional 38,000 square feet at Ten Technology Drive, Peabody, Massachusetts, under a lease that expires in July 2001; the space is used as a warehouse for inventory and spare parts in support of the Company's manufacturing and field service operations, to support an expanded customer service organization, and to provide future expansion for manufacturing production. The Company also leases field service and/or sales offices in Austin, Texas; San Jose, California; Colorado Springs, Colorado; Feldkirchen, Germany; and Tachikawa, Japan.

      The Company believes that its existing facilities are adequate to meet its requirements for at least the next twelve months.

ITEM 3.           LEGAL PROCEEDINGS.

      On August 2, 1996, an action was filed in the U.S. District court for the District of Massachusetts against the Company, Nicholas P. Economou, a director and officer of the Company, and David M. Hunter and Robert K. McMenamin, officers of the Company. On September 9, 1996, another action was filed in the same court against the Company, Dr. Economou, Messrs. Hunter and McMenamin and Billy W. Ward, an officer of the Company. On December 6, 1996, the plaintiffs in both actions filed an amended consolidated complaint. The consolidated complaint does not contain a claim against Billy W. Ward. The consolidated complaint purports to be brought on behalf of a class of purchasers of the Company's common stock from April 26, 1996 through June 21, 1996. It asserts claims for violations under the federal securities laws, alleging that the Company made false and misleading statements to the public concerning the nature of its sales agreement with a customer. The Company filed a motion to dismiss the consolidated complaint for failure to state a claim. This motion was denied on April 30, 1997. The Company believes the consolidated complaint to be without merit and intends vigorously to defend the claims. There can be no assurance, however, that the Company will be successful in defending this lawsuit or that money damages, if awarded, would not have a material adverse effect on the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

      The following are the names, ages, positions with the Company and a brief description of the business experience during the last five years of the executive officers of the Company.

NAME                            AGE     POSITION AND BUSINESS EXPERIENCE
----                            ---     --------------------------------
Nicholas P. Economou......      48      President and Chief Executive Officer.
                                        Dr. Economou has been President and a
                                        Director of the Company since February
                                        1990 and Chief Executive Officer since
                                        August 1993. Dr. Economou joined the
                                        Company in 1984 as the Director of
                                        Engineering and was subsequently
                                        promoted to Vice President, Engineering,
                                        prior to becoming President.

David M. Hunter...........      53      Vice President, Finance and Administration, Chief
                                        Financial Officer and Treasurer.
                                        Mr. Hunter has been Vice President, Finance and
                                        Administration, since January 1993. Mr.
                                        Hunter joined the Company in 1984 as
                                        Treasurer.

Charles J. Libby..........      52      Vice President, Engineering.
                                        Mr. Libby has been Vice President, Engineering, since
                                        August 1993.  Mr. Libby joined the Company in 1989 as
                                        Director of Software Engineering and was subsequently
                                        promoted to Director of Engineering prior to becoming
                                        Vice President, Engineering.

John A. Doherty...........      51      Senior Vice President, Marketing.
                                        Mr. Doherty has been Senior Vice
                                        President, Marketing, since January 1997
                                        and was Vice President, Marketing, from
                                        1983 to January 1997, and a Director of
                                        the Company from 1983 to 1988, from 1991
                                        to 1993 and from 1994 until 1996.

Billy W. Ward.............      44      Senior Vice President, Chief Engineer.
                                        Mr. Ward has been Senior Vice President
                                        and Chief Engineer, since January 1996 and
                                        was Vice President and Chief Engineer from
                                        1983 to January 1996 and a Director of the
                                        Company from 1983 to 1984, from 1988 to
                                        1991, from 1993 to 1994 and since
                                        November 1996.

Robert K. McMenamin.......      55      Vice President, Sales.
                                        Mr. McMenamin has been Vice President, Sales, since
                                        1990.  Mr. McMenamin joined the Company in 1988 as
                                        Sales Manager.

Frank Frontiero...........      43      Vice President, Manufacturing.
                                        Mr. Frontiero has been Vice President, Manufacturing,
                                        since November 1996.  Prior to that time, he served in
                                        various capacities since joining the Company in 1984
                                        and was Director of Manufacturing, from January 1994
                                        to November 1996.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

      The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "MICN." As of September 19, 1997, there were approximately 133 holders of record and approximately 4,000 holders in street name of the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low bid prices of the Common Stock, as reported by Nasdaq. The bid prices quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                               HIGH       LOW
                                               ----       ---
1997
First Quarter.................................$14 1/2    $ 8 3/4
Second Quarter................................ 22 3/4     10 3/8
Third Quarter................................. 28 1/4     12 1/4
Fourth Quarter................................ 19         11 1/2

1996
First Quarter................................. 16 1/2     11
Second Quarter................................ 16 1/4      9 1/2
Third Quarter................................. 20 1/2      9 3/4
Fourth Quarter................................ 40 1/4     10 3/4


DIVIDEND POLICY

      The Company has not declared or paid cash dividends on its Common Stock, presently intends to retain earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. The Company's current bank line of credit prohibits the payment of dividends, in cash or in kind, without the bank's consent.

ITEM 6.     SELECTED FINANCIAL DATA.

                                                                 For the years ended June 30,
                                                                 ----------------------------
                                                1997        1996        1995          1994         1993
                                                ----        ----        ----          ----         ----
                                                      (Amounts in thousands, except per share data)
Total revenue                                  $55,979      $39,536      $28,768      $20,011      $11,871
Income from operations                           5,009        3,611        2,666        1,966          355
Net income                                       3,049       *2,004        3,217        1,717          200
Income from operations per share                  1.19          .89          .75          .97          .19
Net income per share                               .72         *.49          .91          .85          .11

At year end:
Total assets                                   $54,384      $41,571      $30,486      $14,144      $ 9,612
Long-term capital lease obligations              1,355          779           26           68          425
Total stockholders' equity                      32,448       29,257       24,637       10,269        3,719

------------------------



* Includes a one-time litigation settlement charge of $2,685 during the fourth quarter of fiscal 1996. See note 13 in Notes to Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information required by this item appears in the 1997 Annual Report on pages 12 through 15 and is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The information required by this item appears in the 1997 Annual Report on pages 16 through 30 and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required regarding the Executive Officers of Micrion Corporation is included in Part I in the unnumbered item captioned "Executive Officers of the Registrant." Certain other information required regarding the Directors of Micrion Corporation is contained in the Proxy Statement on pages 2 and 3 and is incorporated herein by reference.

      Certain information regarding reports required to be filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 by directors, officers and beneficial owners of 10% or more of the Company's Common Stock is contained in the Proxy Statement on page 13 and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION.

      The information required is contained in the Proxy Statement on pages 8 and 9 and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required with respect to security ownership of certain beneficial owners and management of Micrion Corporation is contained in the Proxy Statement on pages 1 and 2 under the heading "Stock Ownership of Directors, Nominees, Executive Officers and Principal Stockholders" and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) 1.Financial Statements

      The following consolidated financial statements are incorporated by reference in Item 8:

            Consolidated Balance Sheets as of June 30, 1997 and June 30, 1996 Consolidated Statements of Income for the years ended June 30, 1997
                June 30, 1996 and June 30, 1995
            Consolidated Statements of Stockholders' Equity for the years ended
                June 30, 1997, June 30, 1996 and June 30, 1995
            Consolidated Statements of Cash Flows for the years ended June 30,
                1997, June 30, 1996 and June 30, 1995

      (a) 2.Financial Statement Schedules

      All schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

      (a) 3.Listing of Exhibits

      The exhibit numbers in the following list correspond to the numbers assigned to such exhibit in the Exhibit Table of Item 601 of Regulation S-K. The Company will furnish to any stockholder, upon written request, any exhibit listed below upon payment by such stockholder to the Company of the Company's reasonable expense in furnishing such exhibit.


EXHIBIT NUMBER                     DESCRIPTION OF DOCUMENT
--------------                     -----------------------

  *3.1           Restated Articles of Organization of the Registrant.

   3.2           Amended and Restated By-laws of the Registrant (as amended
                 March 28, 1997).

  +4.1           Specimen Stock Certificate. (treb clef)

   4.2 Rights Agreement dated July 30, 1997 between the Company as Rights Agent (including exhibits thereto).

X+10.1           Registrant's Incentive Stock Plan, as amended
                 (the "1986 Plan").

X+10.2           Form of Stock Restriction Agreement under the 1986 Plan.

X+10.3 Registrant's 1990 Nonqualified Stock Option Plan, as amended (the "1990 Option Plan").

X+10.4           Form of Stock Option Agreement under the 1990 Option Plan.

X+10.5 Registrant's 1993 Common Stock Incentive Plan, as amended (the "1993 Plan").

X+10.6 Form of Stock Restriction Agreement under the 1993 Plan, together with vesting schedule for executive officers.

  10.7           Registrant's 1994 Amended and Restated Omnibus Stock Plan.

X+10.8           Registrant's 1994 Stock Purchase Plan.

X#10.8.1         Registrant's 1994 Non-Employee Director Stock Option Plan.

EXHIBIT NUMBER                     DESCRIPTION OF DOCUMENT

+10.9 Lease dated as of December 21, 1987 between the Registrant and Centennial Park Associates Limited Partnership I (the "Lease").

@10.9.1          Second Amendment to the Lease, dated as of March 1, 1995.

+10.10 Development Agreement, dated as of June 10, 1993, by and between the Registrant and SEMATECH, Inc.

+10.11 Agreement dated as of May 6, 1993, by and between the Registrant and U.S. Army Research Laboratory, as amended.

+10.12 Distributor Agreement between the Registrant and Tokyo Electron Limited, dated as of March 1, 1988.

+10.23           Form of Employee Agreement.

*10.25           Common Stock Purchase Warrants issued to RvR Securities Corp.
                 and Fechtor, Detwiler & Co., Inc., in connection with Registrant's initial public offering.

10.31 Letter Agreement, dated July 31, 1997, by and between the Registrant and Fleet National Bank ("Fleet").

10.32 Promissory (Term) Note of the Registrant in favor of Fleet, dated July 31, 1997.

10.33 Promissory (Revolving) Note of the Registrant in favor of Fleet, dated July 31, 1997.

10.34 Inventory, Accounts Receivable and Intangibles Security Agreement from the Registrant to Fleet.

10.35            Supplemental Security Agreement from the Registrant to Fleet.

10.36            Security Agreement (Patents) from the Registrant to Fleet.

10.37            Security Agreement (Trademarks) from the Registrant to Fleet.

11.1             Statement of Computation of Per Share Earnings.

13.1 Management's Discussion and Analysis of Financial Condition and Results of Operations from 1997 Annual Report to Stockholders.

13.2 Consolidated Financial Statements and Notes thereto from 1997 Annual Report to Stockholders.

@21.1            Subsidiaries of Registrant.

23.1             Consent of KPMG Peat Marwick LLP.

27.1             Financial Data Schedule.

99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

-------------------------------

+ Incorporated by reference to the same exhibit number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-75784) or an amendment thereto.

* Incorporated by reference to the same exhibit number to the Registrant's Report on Form 10-QSB filed on June 24, 1994.

# Incorporated by reference to the same exhibit number to the Registrant's Report on Form 10-KSB filed on September 29, 1994.

X    Management contract or compensatory plan or arrangement.

* Incorporated by reference to the same exhibit number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-86008) or an amendment thereto.

@ Incorporated by reference to the same exhibit number to the Registrant's Report on Form 10-KSB filed on September 29, 1995.

(treb clef)   Incorporated by reference from the Company's Registration
              Statement on Form 8-A filed with the Commission on July 30, 1997.

              (b)   Reports on Form 8-K

      The Company filed no reports on Form 8-K with the Securities and Exchange Commission during the fiscal quarter ended June 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MICRION CORPORATION


Date:  September 26, 1997           By: /s/ Nicholas P. Economou
                                        ------------------------
                                        Nicholas P. Economou
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                     Title                           Date
        ---------                     -----                           ----
/s/ Nicholas P. Economou      President, Chief Executive Officer      September 26, 1997
--------------------------    and Director (Principal Executive
Nicholas P. Economou          Officer)



/s/ David M. Hunter           Vice President, Finance and             September 26, 1997
--------------------------    Administration (Principal
David M. Hunter               Financial and Accounting Officer)



/s/ Billy W. Ward             Senior Vice President, Chief            September 26, 1997
--------------------------    Engineer and Director
Billy W. Ward



/s/ Charles M. McKenna        Director                                September 26, 1997
--------------------------
Charles M. McKenna



/s/ Louis P. Valente          Director                                September 26, 1997
--------------------------
Louis P. Valente




/s/ Thomas W. Folger          Director                                September 26, 1997
--------------------------
Thomas W. Folger