Form 10-Q
period 1997-09-30
MICRION CORP /MA/
filed 1997-11-13
CIK 919646

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

            [X]    QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

            [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    TRANSITION PERIOD FROM               TO

Commission File Number 0-23840

                              Micrion Corporation
                              -------------------

             (Exact name of Registrant as specified in its charter)

Massachusetts                                                 04-2892070
-------------                                                 ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

One Corporation Way, Peabody, Massachusetts                   01960-7990
-------------------------------------------                   ---------
(Address of principal executive offices)                     (Zip Code)

                                 (978) 538-6700
                        (Registrant's telephone number)

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


As of November 1, 1997, the Company had 4,053,665 shares of Common Stock, no par value, outstanding.

                         MICRION CORPORATION

PART I.        FINANCIAL INFORMATION                                                           Page #
                                                                                               ------
  Item 1.      Financial Statements

               Consolidated Balance Sheets - June 30, 1997 and                                     3
               September 30, 1997 (unaudited)

               Consolidated Statements of Operations - Three months ended                          4
               September 30, 1996 and 1997 (unaudited)

               Consolidated Statements of Cash Flows - Nine months ended                           5
               September 30, 1996 and 1997 (unaudited)

               Notes to Consolidated Financial Statements - September 30, 1997                     6

  Item 2.      Management's Discussion and Analysis of Financial Condition and                     7
               Results of Operation

  Item 3.      Quantitative and Qualitative Disclosures about Market Risk                          9

PART II.       OTHER INFORMATION

  Item 1.      Legal Proceedings                                                                  10

  Item 2.      Changes in Securities - None                                                       10

  Item 3.      Defaults Upon Senior Securities - None                                             10

  Item 4.      Submission of Matters to a Vote of Security Holders - None                         10

  Item 5.      Other Information - None                                                           10

  Item 6.      Exhibits and Reports on Form 8-K                                                   11

                                Page 2

                      MICRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                        (UNAUDITED)
                                                                         JUNE 30,      SEPTEMBER 30,
ASSETS                                                                     1997            1997
                                                                         -------          -------
                                                                               (in thousands)

CURRENT ASSETS:
     Cash and cash equivalents                                           $ 2,677          $ 3,369
     Accounts receivable                                                  18,755           19,295
     Inventories (note 3)                                                 24,986           27,403
     Prepaid expenses and other current assets                               668              712
     Deferred tax asset, net of valuation allowance                        1,367            1,367
                                                                         -------          -------
                Total current assets                                      48,453           52,146
                                                                         -------          -------

PROPERTY AND EQUIPMENT, net (note 4)                                       5,821            5,248
OTHER ASSETS, net                                                            110              143
                                                                         -------          -------
                Total assets                                             $54,384          $57,537
                                                                         =======          =======

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable                                                          6,855            2,895
     Accounts payable                                                      7,030            6,849
     Accrued expenses                                                      4,574            3,186
     Accrued warranty expenses                                             1,212            1,265
     Current installments of obligations under capital leases                659              663
        Customer deposits and deferred income                                251              243
                                                                         -------          -------
                Total current liabilities                                 20,581           15,101
                                                                         -------          -------

 OBLIGATIONS UNDER CAPITAL LEASES, net of current installments             1,355            1,191
 LONG TERM DEBT                                                             --              8,000

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value; authorized 5,000,000 shares,
       no shares outstanding                                                --               --
Common stock, no par value; authorized 12,300,000 shares,
  4,051,291 shares outstanding                                            31,551           31,681
     Retained earnings                                                       877            1,513
     Other equity                                                             20               51
                                                                         -------          -------
                Total stockholders' equity                                32,448           33,245
                                                                         -------          -------
                Total liabilities and stockholders' equity               $54,384          $57,537
                                                                         =======          =======

                      MICRION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        (UNAUDITED)
                                              THREE MONTHS ENDED SEPTEMBER 30,
                                              --------------------------------
                                                  1996                1997
                                                --------           --------
                                             (in thousands except per share data)
REVENUES:
        Product revenues                        $ 13,110             14,603
        Contract revenues                            131                175
                                                --------           --------
            Total revenues                        13,241             14,778
                                                --------           --------

COST OF REVENUES:
     Cost of product revenues                      7,837              9,128
     Cost of contract revenues                       135                166
                                                --------           --------
        Total cost of revenues                     7,972              9,294
                                                --------           --------

     Gross profit                                  5,269              5,484


OPERATING EXPENSES:
     Selling, general and
        administrative expenses                    2,376              2,820
     Research and development expenses             1,311              1,464
                                                --------           --------
        Total operating expenses                   3,687              4,284
                                                --------           --------

        Income from operations                     1,582              1,200

OTHER (EXPENSE) INCOME:
     Interest income                                  36                 57
     Interest expense                               (106)              (279)
     Other                                            (2)                 1
                                                --------           --------
        Total other (expense) income                 (72)              (221)
                                                --------           --------

        Income before provision
           for income taxes                        1,510                979

PROVISION FOR INCOME TAXES                           528                343
                                                --------           --------

        Net income                              $    982           $    636
                                                ========           ========


EARNINGS PER SHARE:
    Net income                                  $    .24           $    .15
                                                ========           ========

WEIGHTED AVERAGE COMMON AND
     COMMON EQUIVALENT
     SHARES OUTSTANDING                            4,121              4,374
                                                ========           ========

                      MICRION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        (UNAUDITED)
                                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                                                 1996                1997
                                                                               -------             -------
                                                                                       (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                               $   982              $   636
     Adjustments to reconcile net income  to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                             331                  462
        Non-cash compensation                                                       2                 --
        Changes in assets and liabilities:
           Accounts receivable                                                    393                 (566)
           Inventories                                                         (1,118)              (2,417)
           Prepaid expenses and other current assets                             (381)                 (57)
           Accounts payable                                                    (1,278)                (181)
           Accrued expenses                                                       502               (1,263)
           Accrued warranty expenses                                              238                   54
           Customer deposits and deferred income                                1,273                   (8)
                                                                              -------              -------
     Net cash provided by (used in) operating activities                          944               (3,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                        (2,146)                 (75)
     Disposition of property and equipment                                       --                    228
     Decrease in other assets                                                     (42)                 (75)
                                                                              -------              -------
     Net cash (used in) provided by  investing activities                      (2,188)                  78
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from capital lease obligations                                    1,059                 --
     Repayments of capital leases obligations                                    (105)                (161)
     Net borrowings (repayments) from line of credit                            1,560               (3,960)
     Net proceeds from long-term debt issuance                                   --                  7,960
     Issuance of common stock                                                      41                  130
                                                                              -------              -------
     Net cash provided by financing activities                                  2,555                3,969

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                            (9)                 (15)
INCREASE  IN CASH AND CASH EQUIVALENTS                                          1,302                  692
CASH AND CASH EQUIVALENTS, beginning of period                                  2,081                2,677
                                                                              -------              -------
CASH AND CASH EQUIVALENTS, end of period                                      $ 3,383              $ 3,369
                                                                              =======              =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
        Interest                                                              $    90              $   238
                                                                              =======              =======
        Income taxes                                                          $   320              $   187
                                                                              =======              =======

                      MICRION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1997

(1) NATURE OF BUSINESS

Micrion Corporation and its subsidiaries (collectively "the Company") are engaged in the development, production and marketing of capital equipment used in the manufacturing and processing of semiconductor and other high technology devices.

(2) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report 10-K filing with the U.S. Securities and Exchange Commission for the year ended June 30, 1997. The Company's first, second, and third fiscal quarters end on the Saturday closest to September 30, December 31 and March 31, respectively. For ease of reference, such quarter end dates are used herein.

(3) INVENTORIES

Inventories consist of:

                                                                                (UNAUDITED)
                                                           JUNE 30,            SEPTEMBER 30,
                                                             1997                  1997
                                                           -------               -------
                                                                  (in thousands)
Raw materials and manufactured parts, net                  $14,430               $14,964
Work in process                                              8,864                10,754
Finished goods                                               1,692                 1,685
                                                           -------               -------
         Total inventories                                 $24,986               $27,403
                                                           =======               =======

 (4) PROPERTY AND EQUIPMENT, NET

Property and equipment consists of:

                                                                                (UNAUDITED)
                                                           JUNE 30,            SEPTEMBER 30,
                                                             1997                  1997
                                                           -------               -------
                                                                  (in thousands)
Furniture and fixtures                                     $    708              $    746
Computer, engineering and production equipment                5,872                 5,783
Sales demonstration systems                                     345                  --
Leasehold improvements                                          537                   537
Property under capital lease                                  3,474                 3,464
                                                           --------              --------
                                                           $ 10,936              $ 10,530
Accumulated depreciation and amortization                    (5,115)               (5,282)
                                                           --------              --------
         Net property and equipment                        $  5,821              $  5,248
                                                           ========              ========



At June 30, 1997 and September 30, 1997, accumulated amortization for property under capital lease was $1,494 and $1,664, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     REVENUES Total revenues increased by 11.6% to $14.8 million for the three months ended September 30, 1997 from $13.2 million for the same period ended September 30, 1996.

     Product revenues consist of revenues from the sales of focused ion beam
(FIB) systems, spare and replacement parts and service contracts provided with respect to systems. Product revenues increased 11.4% to $14.6 million for the three-month period ended September 30, 1997 from $13.1 million for the same period ended September 30, 1996. The increase was due to increased sales of FIB systems resulting from increased capital spending by semiconductor companies and the continued market acceptance of the Company's FIB products, particularly the market acceptance of the Micrion Flip-Chip FIB system, which was introduced in the third quarter of fiscal 1997.

     GROSS PROFIT Total gross profit increased 4.1% to $5.5 million for the three months ended September 30, 1997 from $5.3 million for the same period ended September 30, 1996. The increase was primarily due to an increased number of FIB shipments during the quarter ended September 30, 1997.

     The Company's gross margin on product revenues decreased to 37.5% for the three-month period ended September 30, 1997 from 40.2% for the same period ended September 30, 1996. Gross margin on product revenues are affected by changes in the type of product shipments and the mix of foreign and domestic shipments during any given period. During the quarter ended September 30, 1997, the mix of systems, particularly those sold to the core business research and development applications, resulted in lower margins on system sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased 18.7% to $2.8 million for the three-month period ended September 30, 1997 from $2.4 million for the same period ended September 30, 1996. The increase is attributable to increases in sales and marketing expenses associated with the addition of personnel in applications support, sales and advertising, the expansion of product advertising and trade show presence and additional customer support personnel to support the expanded installed base of FIB systems.

     RESEARCH AND DEVELOPMENT EXPENSES The Company's research and development expenses increased 11.7% to $1.5 million for the three-month period ended September 30, 1997 from $1.3 million for the same period ended September 30, 1996. The increase was due to the Company's additional development activity with respect to new products and applications. The level of research and development expenses is expected to increase over the remainder of the fiscal year due to management's decision to address certain new production applications for its FIB products.

     OTHER (EXPENSE) INCOME Other (expense) income, primarily interest expense related, was $0.2 million for the three-month period ended September 30, 1997 as compared to $0.1 million for the same period ended September 30, 1996. The increase is due to a lower cash position during the period ended September 30, 1997 which resulted in the Company borrowing funds under its available line of credit. Also, the Company entered into a secured long-term debt agreement with a bank for $8,000,000, which resulted in additional interest expense for the period ended September 30, 1997. See Liquidity and Capital Resources.

     PROVISION FOR INCOME TAXES The Company's effective tax rate for the three-month periods ended September 30, 1997 and 1996 reflects a fully taxed rate of approximately 35%.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997 the Company had working capital of $37.0 million as compared to $27.9 million at June 30, 1997. The increase is primarily attributable to an increase in accounts receivable due to increased product sales and a decrease in notes payable due to the conversion of short term debt to long term debt. Cash and cash equivalents were $3.4 million as of September 30, 1997 as compared to $2.7 million as of June 30, 1997.

     Net cash used in operating activities for the three months ended September 30, 1997 was $3.3 million and consisted primarily of decreases in accounts payable, accrued expenses, and increases in accounts receivable and inventories. Accounts payable decreased due to the level of inventory purchases slowing down at the end of the quarter. The Company's inventories increased to $27.4 million at September 30, 1997 as compared to $25.0 million at June 30, 1997. The increase is primarily due to an increase in manufacturing inventory, which includes systems to be delivered to strategic customers on a consigned basis and customer support inventory to support new installed FIB systems in foreign regions.

     Net cash provided by investing activities for the three months ended September 30, 1997 was $.1 million and consisted primarily of the sale of a demonstration FIB system, partially offset with an increase in engineering equipment to be used to support research and development applications.

     Net cash provided by financing activities for the three months ended September 30, 1997 was $4.0 million and consisted of $8.0 million from the proceeds of a long term debt issue, partially offset by a repayment of $4.0 million against the outstanding balance on the Company's working capital line of credit.

     The Company's accounts receivable increased slightly to $19.3 million at September 30, 1997 as compared to $18.8 million at June 30, 1997 due to the number of FIB systems accepted by and shipped to customers toward the end of the quarter ended September 30, 1997.

     The Company has a working capital line of credit with a bank which provides for borrowings up to $10.0 million. Amounts borrowed bear interest at the bank's prime rate (8.50% at September 30, 1997). The line of credit expires on December 1, 1998 and is unsecured. As of September 30, 1997, $2.9 million was outstanding under the line of credit. Also, in July 1997, the Company entered into a secured long-term debt loan agreement with a bank for $8.0 million. The loan is secured by the Company's assets and intellectual property. The term loan bears interest at the bank's prime rate plus 1.5% (10% at September 30, 1997). The agreement calls for eight quarterly payments of $1.0 million commencing in the quarter ending September 30, 1998 through the quarter ending June 30, 2000. The proceeds from this loan were used to pay down the then outstanding balance on the line of credit.

     The Company believes that it has the necessary liquidity and capital resources to sustain existing operations for at least the next twelve months.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

                           Part II. Other Information


ITEM 1.  LEGAL PROCEEDINGS.

         Certain litigation filed against the Company by a class of purchasers of the Company's common stock was described in the Company's Form 10-K filed on September 26, 1997. Subsequent to the filing date of Form 10-K, no material developments have occurred with respect to this litigation.

ITEM 2.  CHANGES IN SECURITIES.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a) EXHIBITS

     The Exhibits filed as part of this report are listed below.

         Exhibit
         NUMBER                  DESCRIPTION
            11                   Statement of Computation of Per Share Earnings

(b) REPORTS ON FROM 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MICRION CORPORATION
                                                  (Registrant)



Date:  November 13, 1997             /s/ Nicholas P. Economou
                                     ------------------------------------------
                                     Nicholas P. Economou
                                     President and Chief Executive Officer


Date:  November 13, 1997             /s/ David M. Hunter
                                     ------------------------------------------
                                     David M. Hunter
                                     Vice President, Finance and Administration

                               Micrion Corporation

                                  EXHIBIT INDEX


Exhibit
NUMBER                              DESCRIPTION OF DOCUMENT            PAGE

11                                  Statement of Computation of         14
                                    Per Share Earnings