Form 10-Q
period 1997-12-31
MICRION CORP /MA/
filed 1998-02-13
CIK 919646

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X]  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

                 [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

Commission File Number 0-23840

                               Micrion Corporation
                               -------------------

              (Exact name of Registrant as specified in its chart)

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

                                 (978) 538-6700
                                 --------------
                         (Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d} o(pound) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X      No
                                  -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        As of February 1, 1998, the Company had 4,062,799 shares of Common Stock, no par value, outstanding.



                                     Page l

                               MICRION CORPORATION

PART I.      FINANCIAL INFORMATION                                              Page #
                                                                                ------

   Item 1.   Financial Statements

             Consolidated Balance Sheets - June 30, 1997 and                        3
             December 31, 1997 (unaudited)

             Consolidated Statements of Operations - Three months ended             4
             December 31, 1996 and 1997 (unaudited) and Six months ended
             December 31, 1996 and 1997 (unaudited)

             Consolidated Statements of Cash Flows - Six months ended               5
             December 31, 1996 and 1997 (unaudited)

             Notes to Consolidated Financial Statements - December 31, 1997         6

   Item 2.   Management's Discussion and Analysis of Financial Condition and        7
             Results of Operation

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk            11

PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                                     12

   Item 2.   Changes in Securities - None                                          12

   Item 3.   Defaults Upon Senior Securities - None                                12

   Item 4.   Submission of Matters to a Vote of Security Holders                   12

   Item 5.   Other Information - None                                              13

   Item 6.   Exhibits and Reports on Form 8-K                                      14

                      MICRION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                             (UNAUDITED)
                                                                             JUNE 30         DECEMBER 31
ASSETS                                                                         1997              1997
                                                                             -------         -----------
                                                                                  (in thousands)
CURRENT ASSETS:
     Cash and cash equivalents                                               $ 2,677           $ 4,023
     Accounts receivable                                                      18,755            18,167
     Inventories (note 3)                                                     24,986            28,850
     Prepaid expenses and other current assets                                   668               784
     Deferred income taxes                                                     1,367             1,367
                                                                             -------           -------
                Total current assets                                          48,453            53,191
                                                                             -------           -------
PROPERTY AND EQUIPMENT, net (note 4)                                           5,821             5,751
OTHER ASSETS, net                                                                110                95
                                                                             -------           -------
                Total assets                                                 $54,384           $59,037
                                                                             =======           =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Note payable                                                              6,855             3,800
     Current portion of obligations under capital leases                         659               680
     Current portion of long term debt                                             -             1,000
     Accounts payable                                                          7,030             6,462
     Accrued expenses                                                          4,574             3,284
     Accrued warranty expenses                                                 1,212             1,439
     Customer deposits and deferred income                                       251               402
                                                                             -------           -------
                Total current liabilities                                     20,581            17,067
                                                                             -------           -------

OBLIGATIONS UNDER CAPITAL LEASES                                               1,355             1,010
LONG TERM DEBT                                                                     -             7,000

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value; authorized 5,000,000 shares                    -                 -
     Common stock, no par value; authorized 12,300,000 shares                 31,551            31,713
     Retained earnings                                                           877             2,152
     Other equity                                                                 20                95
                                                                             -------           -------
                Total stockholders' equity                                    32,448            33,960
                                                                             -------           -------
                Total liabilities and stockholders' equity                   $54,384           $59,037
                                                                             =======           =======

                      MICRION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   (UNAUDITED)                            (UNAUDITED)
                                                          Three Months Ended December 31,        Six Months Ended December 31,
                                                          -------------------------------        -----------------------------
                                                              1996               1997                1996               1997
                                                            -------            -------             -------            -------
                                                                        (in thousands except for per share data)
REVENUES:

     Product revenues                                       $13,117            $14,273             $26,227            $28,876
     Contract revenues                                          277                292                 408                467
                                                            -------            -------             -------            -------
           Total revenues                                    13,394             14,565              26,635             29,343
                                                            -------            -------             -------            -------

COST OF REVENUES:
     Cost of product revenues                                 7,605              8,267              15,442             17,394
     Cost of contract revenues                                  239                252                 374                419
                                                            -------            -------             -------            -------
           Total cost of revenues                             7,844              8,519              15,816             17,813
                                                            -------            -------             -------            -------

           Gross profit                                       5,550              6,046              10,819             11,530

OPERATING EXPENSES:
     Selling, general and
        administrative expenses                               2,591              3,119               4,967              5,939
     Research and development expenses                        1,403              1,638               2,714              3,102
                                                            -------            -------             -------            -------
           Total operating expenses                           3,994              4,757               7,681              9,041
                                                            -------            -------             -------            -------

           Income from operations                             1,556              1,289               3,138              2,489

OTHER (EXPENSE) INCOME:
     Interest income                                             55                 34                  91                 92
     Interest expense                                           (83)              (298)               (189)              (578)
     Other                                                        1                (41)                 (1)               (40)
                                                            -------            --------            --------           --------
           Total other (expense) income                         (27)              (305)                (99)              (526)
                                                            --------           --------            --------           --------

           Income before provision
                for income taxes                              1,529                984               3,039              1,963

PROVISION FOR INCOME TAXES                                      536                344               1,064                687
                                                            -------            -------             -------            -------

     Net income                                             $   993            $   640             $ 1,975            $ 1,276
                                                            =======            =======             =======            =======

EARNINGS PER SHARE:
    BASIC                                                   $   .25            $   .16             $   .49            $   .31
                                                            =======            =======             =======            =======
    DILUTED                                                 $   .24            $   .15             $   .47            $   .29
                                                            =======            =======             =======            =======

WEIGHTED AVERAGE NUMBER OF SHARES:
     BASIC                                                    4,033              4,054               4,033              4,051
                                                            =======            =======             =======            =======
     DILUTED                                                  4,212              4,390               4,167              4,376
                                                            =======            =======             =======            =======

                      MICRION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        (UNAUDITED)
                                                                                Six months ended December 31,
                                                                                  1996                  1997
                                                                                -------               -------
                                                                                        (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $ 1,975               $ 1,276
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
        Depreciation and amortization                                               659                   940
        Non-cash compensation                                                         3                     1
        Changes in assets and liabilities:
           Accounts receivable                                                    1,531                   597
           Inventories                                                             (800)
           Prepaid expenses and other current assets                               (421)                 (133)
           Accounts payable                                                      (2,741)                 (568)
           Accrued expenses                                                         617                (1,147)
           Provision for warranty expenses                                          292                   229
           Customer deposits and deferred income                                   (198)                  151
                                                                                -------               -------
        Net cash provided by (used in) operating activities                         917                (2,518)
                                                                                -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                          (2,967)               (1,342)
     Disposition of property and equipment                                            -                   563
     Increase in other assets                                                       (42)                  (75)
                                                                                -------               -------
        Net cash used by investing activities                                    (3,009)                 (855)
                                                                                -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from capital lease obligations                                      1,463                     -
     Repayments of capital lease obligations                                       (253)                 (325)
     Net borrowings (repayments) from line of credit                              1,355                (3,055)
     Net proceeds from long-term debt issuance                                        -                 7,960
     Issuance of common stock                                                        43                   162
                                                                                -------               -------
        Net cash provided by financing activities                                 2,608                 4,742
                                                                                -------               -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (9)                  (23)
                                                                                -------               -------

INCREASE IN CASH AND CASH EQUIVALENTS                                               507                 1,346
CASH AND CASH EQUIVALENTS, beginning of period                                    2,081                 2,677
                                                                                -------               -------
CASH AND CASH EQUIVALENTS, end of period                                        $ 2,588               $ 4,023
                                                                                =======               =======

SUMMARY OF NON-CASH FINANCIAL TRANSACTIONS:

     Fixed assets acquired under operating lease                                $     -               $   199
                                                                                =======               =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest                                                                   $   196               $   537
                                                                                =======               =======
     Income taxes                                                               $   700               $   650
                                                                                =======               =======

                      MICRION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

(1) NATURE OF BUSINESS

Micrion Corporation and its subsidiaries (collectively "the Company") are engaged in the development, production and marketing of capital equipment used in the manufacturing and processing of semiconductor and other high technology devices. During the fiscal quarter ended December 31, 1997, the Company established Micrion U.K. Ltd., a wholly owned subsidiary, located in Bristol, England.

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

(3) INVENTORIES

Inventories consist of:

                                                                   (UNAUDITED)
                                                      JUNE 30,     DECEMBER 31,
                                                        1997           1997
                                                      --------     ------------
                                                           (in thousands)

         Raw materials and manufactured parts, net    $14,430        $14,241
         Work in process                                8,864         10,176
         Finished goods                                 1,692          4,433
                                                      -------        -------
                  Total inventories                   $24,986        $28,850
                                                      =======        =======

 (4) PROPERTY AND EQUIPMENT, NET

Property and equipment consists of:

                                                                   (UNAUDITED)
                                                      JUNE 30,     DECEMBER 31,
                                                        1997           1997
                                                      --------     ------------
                                                           (in thousands)

         Furniture and fixtures                       $   708        $   787
         Computer, engineering and production
           equipment                                    5,872          6,588
         Sales demonstration systems                      345              -
         Leasehold improvements                           537            573
         Property under capital lease                   3,474          3,464
                                                      -------        -------
                                                      $10,936        $11,412
         Accumulated depreciation and amortization     (5,115)        (5,661)
                                                      -------        -------
                  Net property and equipment          $ 5,821        $ 5,751
                                                      =======        =======



At June 30, 1997 and December 31, 1997, accumulated amortization for property under capital lease was $1,494 and $1,833, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

   REVENUES Total revenues increased by 9% to $14.6 million for the three months ended December 31, 1997 from $13.4 million for the same period ended December 31, 1996.

   Product revenues consist of revenues from the sale of focused ion beam (FIB) systems, spare and replacement parts and service contracts provided with respect to systems. Product revenues increased 9% to $14.3 million for the three-month period ended December 31, 1997 from $13.1 million for the same period ended December 31, 1996. The increase was primarily due to higher revenues derived from the Micrion Flip-Chip FIB and Micromill HT head trimming systems shipped during the quarter ended December 31, 1997.

   GROSS PROFIT Total gross profit increased 9% to $6.0 million for the three months ended December 31, 1997 from $5.6 million for the same period ended December 31, 1996. The increase was primarily due to higher revenues derived from the Micrion Flip-Chip FIB and Micromill HT head trimming systems shipped during the quarter ended December 31, 1997.

   The Company's gross margin on product revenues remained unchanged at 42% for the three-month period ended December 31, 1997 as compared to the three-month period ended December 31, 1996.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased 20% to $3.1 million for the three-month period ended December 31, 1997 from $2.6 million for the same period ended December 31, 1996. The increase is attributable to increases in sales and marketing expenses associated with the addition of personnel in applications support, the expansion of Micrion's Japanese subsidiary, and the creation of a branch office located in Taipei, Taiwan and the creation of a wholly owned subsidiary in the United Kingdom.

   RESEARCH AND DEVELOPMENT EXPENSES The Company's research and development expenses increased 17% to $1.6 million for the three-month period ended December 31, 1997 from $1.4 million for the same period ended December 31, 1996. The increase was due to the Company's additional development activity for new products and applications, which includes the 300 mm wafer development program.

The level of research and development expense is expected to increase over the remainder of the fiscal year due to management's decision to explore certain production applications for its FIB products.

   OTHER INCOME AND EXPENSE Other expense, net, primarily interest expense, increased to $300,000 for the three-month period ended December 31, 1997 as compared to $30,000 for the same period ended December 31, 1996. The increase is due to a lower cash position during the period ended December 31, 1997 which resulted in the Company's increased borrowing under its available line of credit and the continuing interest expense incurred from the Company's term loan completed in July 1997.

   PROVISION FOR INCOME TAXES The Company's effective tax rate for the three-month periods ended December 31, 1997 and 1996 reflects a tax rate of approximately 35%.

SIX MONTHS ENDED DECEMBER 31, 1997 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1996

   REVENUES Total revenues increased by 10% to $29.3 million for the six months ended December 31, 1997 from $26.6 million for the same period ended December 31, 1996.

   Product revenues consist of revenues from the sale of focused ion beam (FIB) systems, spare and replacement parts and service contracts provided with respect to systems. Product revenues increased 10% to $28.9 million for the six-month period ended December 31, 1997 from $26.2 million for the same period ended December 31, 1996. The increase was primarily due to higher revenues derived from the Micrion Flip-Chip FIB and Micromill HT head trimming systems shipped during the quarter ended December 31, 1997.

   GROSS MARGIN Total gross profit increased 7% to $11.5 million for the six months ended December 31, 1997 from $10.8 million for the same period ended December 31, 1996. The increase was primarily due to higher revenues derived from the Micrion Flip-Chip FIB and Micromill HT head trimming systems shipped during the quarter ended December 31, 1997.

The Company's gross margin on product revenues decreased to 40% for the six-month period ended December 31, 1997 from 41% for the same period ended December 31, 1996. Gross margin on product revenues is affected by changes in the type of product shipments and the mix of foreign and domestic shipments during any given period. During the quarter ended December 31, 1997, the mix of systems, particularly those sold to the core business research and development applications, resulted in lower margins on system sales.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased 20% to $5.9 million for the six-month period ended December 31, 1997 from $5.0 million for the same period ended December 31, 1996. The increase is attributable to increases in sales and marketing expenses associated with the addition of personnel in applications support, the expansion of Micrion's Japanese subsidiary, and the creation of a branch office located in Taipei, Taiwan and the creation of a wholly owned subsidiary in the United Kingdom.

   RESEARCH AND DEVELOPMENT EXPENSES The Company's research and development expenses increased 14% to $3.1 million for the six-month period ended December 31, 1997 from $2.7 million for the same period ended December 31, 1996. The increase was due to the Company's additional development activity for new products and applications, which includes the 300 mm wafer development program.

   OTHER INCOME AND EXPENSE Other expense, net, primarily interest expense, increased to $500,000 for the six-month period ended December 31, 1997 as compared to $100,000 for the same period ended December 31, 1996. The increase is due to a lower cash position during the six-month period ended December 31, 1997, which resulted in the Company's increased borrowing under its available line of credit and the continuing interest expense incurred from the Company's term loan completed in July 1997.

   PROVISION FOR INCOME TAXES The Company's effective tax rate for the six-month periods ended December 31, 1997 and 1996 reflects a tax rate of approximately 35%.

   YEAR 2000 Management is aware of the potential software logic anomalies associated with the year 2000 date change. The Company is in the process of evaluating the potential issue that might need to be addressed in connection with its operations. Based on preliminary information, costs of addressing the issue are not expected to have any material effect upon the Company's financial position, results of operations, or cash flows in future periods.

LIQUIDITY AND CAPITAL RESOURCES

   At December 31, 1997 the Company had working capital of $36.1 million as compared to $27.9 million at June 30, 1997, reflecting an increase in working capital of $8.2 million. The increase is primarily attributable to a decrease in a note payable due to the conversion of short term debt to long term debt and the Company entering into a sale leaseback transaction on demonstration equipment . Cash and cash equivalents were $4.0 million as of December 31, 1997 as compared to $2.7 million as of June 30, 1997.

   Net cash used by operating activities for the six months ended December 31, 1997 was $2.5 million and consisted primarily of an increase in inventories and a decrease in payables, offset by a decrease in accounts receivable. The Company's inventories increased to $28.9 million at December 31, 1997 as compared to $25.0 million at June 30, 1997. The increase is primarily due to additional systems delivered to strategic customers on a consigned basis and customer support inventory to support new installed FIB systems in foreign regions. Accounts payable decreased due to a reduction of purchases toward the end of the quarter.

   Net cash used in investing activities for the six months ended December 31, 1997 was $.9 million and consisted primarily of increases in demonstration equipment to be used for sales and marketing demonstrations and engineering equipment to be used in a joint development program with a university.

   Net cash provided by financing activities for the six months ended December 31, 1997 was $4.7 million and consisted of $8.0 million from the proceeds of a long term debt issue, partially offset by a repayment of $3.1 million against the outstanding balance on the Company's working capital line of credit.

   The Company's accounts receivable decreased to $18.2 million at December 31,1997 as compared to $18.8 million at June 30,1997 due to increased FIB shipments during the middle of the quarter ended December 31,1997, which resulted in higher cash collections for the quarter.

   The Company has a working capital line of credit with a bank, which provides for borrowings up to $10.0 million. Amounts borrowed bear interest at the bank's prime rate (8.50% at December 31,1997). The line of credit expires on December 1, 1998 and is unsecured. As of December 31,1997, $3.8 million was outstanding under the line of credit. Also in July 1997, the Company entered into a secured long-term loan agreement with the same bank for $8.0 million. The loan is secured by the Company's assets and intellectual property. The term loan bears interest at the bank's prime rate plus 1.5% (10% at December 31, 1997). The agreement calls for eight quarterly payments of $1.0 million commencing in the quarter ending September 30, 1998 through the quarter ending June 30, 2000. The proceeds from this loan were used to pay down the outstanding balance on the line of credit. The credit agreement with respect to the working capital line and the long-term loan prohibits the payment of dividends, has profitability requirements and requires maintenance of specified levels of tangible net worth and certain financial ratios.

   Micrion has historically generated approximately 50% of its revenues from the Far East. Given the current turmoil and confusion that surrounds the Asian markets, it is possible that some or all of the Company's customers in that region could reduce spending for new capital equipment, which would have a material adverse effect on the Company's operations in future quarters. At this time, the Company has not seen any cancellation of existing orders, but has encountered delays in the receipt of new orders that had been expected.

   The Company believes that it has the necessary liquidity and capital resources to sustain existing operations for at least the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 establishes a different method of computing earnings per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company is required to present both basic earnings per share and diluted earnings per share. Basic earnings per share is expected to be higher than the currently presented earnings per share as the effect of dilutive stock options will not be considered in computing basic earnings per share. The Company adopted SFAS 128 in its fiscal quarter ended December 31, 1997 and at that time all historical earnings per share data presented was restated to conform to the provisions of SFAS 128.

   In June 1997, the Financial Accounting Standards Board issued Statement 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, all revenues, expenses, gains and losses recognized during the period are included in income, regardless of whether they are considered to be results of operations of the period. SFAS 130, which becomes effective for the Company in its fiscal year ending June 30, 1999, is not expected to have a material impact on the consolidated financial statements of the Company.

   In June 1997, the Financial Accounting Standards Board issued Statement 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement, which becomes effective for the Company in its fiscal year ending June 30, 1999, is not expected to have a material impact on the consolidated financial statements of the Company.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        None

                           Part II. Other Information


ITEM 1.  LEGAL PROCEEDINGS.

        Certain litigation filed against the Company purportedly by a class of purchasers of the Company's common stock was described in the Company's Form 10-K filed on September 26, 1997. Subsequent to the filing date of Form 10-K, no material developments have occurred with respect to this litigation.

ITEM 2.  CHANGES IN SECURITIES.

        None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Annual Meeting of the Stockholders of Micrion Corporation was held on November 3, 1997, at which the following matters were voted upon and approved, with the number of votes cast for, against or abstained indicated for each matter:

        1. That Louis P. Valente and Thomas W. Folger be elected as directors of the Company for three-year terms expiring at the 2000 annual meeting of stockholders.

                  Votes
               In Favor Of            Votes Against          Votes Abstained
               -----------            -------------          ---------------
                3,342,037                 80,036                    0

        2. That Nicholas P. Economou and Charles M. McKenna be elected as directors of the Company for two-year terms expiring at the 1999 annual meeting of stockholders.

                  Votes
               In Favor Of            Votes Against          Votes Abstained
               -----------            -------------          ---------------
                3,344,535                 77,538                    0

        3. That Billy W. Ward be elected as director of the Company for a one-year term expiring at the 1998 annual meeting of stockholders.

                  Votes
               In Favor Of            Votes Against          Votes Abstained
               -----------            -------------          ---------------
                3,344,575                 77,498                    0

        4. That the Company's 1994 Omnibus Stock Plan be amended and restated.

                  Votes
               In Favor Of            Votes Against          Votes Abstained
               -----------            -------------          ---------------
                1,046,201                270,427                  28,308

ITEM 4 (CONTINUED). SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        5. That the selection by the Board of Directors of the firm of KPMG Peat Marwick LLP, independent public accountants, as auditors for the Company for the fiscal year ending June 30, 1998, be ratified.

                  Votes
               In Favor Of            Votes Against          Votes Abstained
               -----------            -------------          ---------------
                3,403,311                  6,400                   12,362

ITEM 5.  OTHER INFORMATION.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

     The Exhibits filed as part of this report are listed below.

        Exhibit
        Number                  Description
        -------                 -----------

           11                   Statement of Computation of Per Share Earnings

           27                   Financial Data Schedule

(b) REPORTS ON FROM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1997.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MICRION CORPORATION
                                          (Registrant)




Date: February 13, 1998               /s/ Nicholas P. Economou
                                      ------------------------------------------
                                      Nicholas P. Economou
                                      President and Chief Executive Officer



Date: February 13, 1998               /s/ David M. Hunter
                                      ------------------------------------------
                                      David M. Hunter
                                      Vice President, Finance and Administration

                               Micrion Corporation

                                  EXHIBIT INDEX

Exhibit
Number                            Description Of Document              Page
-------                           -----------------------              ----

   11                             Statement of Computation of
                                  Per Share Earnings                   17

   27                             Financial Data Schedule              18