Form 10-Q/A
period 1997-12-31
MICRION CORP /MA/
filed 1998-02-25
CIK 919646

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

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
                                                            =======            =======             =======            =======

                      MICRION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        (UNAUDITED)
                                                                                Six months ended December 31,
                                                                                  1996                  1997
                                                                                -------               -------
                                                                                        (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                 $ 1,975               $ 1,276
     Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
        Depreciation and amortization                                               659                   940
        Non-cash compensation                                                         3                     1
        Changes in assets and liabilities:
           Accounts receivable                                                    1,531                   597
           Inventories                                                             (800)               (3,864)
           Prepaid expenses and other current assets                               (421)                 (133)
           Accounts payable                                                      (2,741)                 (568)
           Accrued expenses                                                         617                (1,147)
           Provision for warranty expenses                                          292                   229
           Customer deposits and deferred income                                   (198)                  151
                                                                                -------               -------
        Net cash provided by (used in) operating activities                         917                (2,518)
                                                                                -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                          (2,967)               (1,342)
     Disposition of property and equipment                                            -                   563
     Increase in other assets                                                       (42)                  (75)
                                                                                -------               -------
        Net cash used by investing activities                                    (3,009)                 (855)
                                                                                -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from capital lease obligations                                      1,463                     -
     Repayments of capital lease obligations                                       (253)                 (325)
     Net borrowings (repayments) from line of credit                              1,355                (3,055)
     Net proceeds from long-term debt issuance                                        -                 7,960
     Issuance of common stock                                                        43                   162
                                                                                -------               -------
        Net cash provided by financing activities                                 2,608                 4,742
                                                                                -------               -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                              (9)                  (23)
                                                                                -------               -------

INCREASE IN CASH AND CASH EQUIVALENTS                                               507                 1,346
CASH AND CASH EQUIVALENTS, beginning of period                                    2,081                 2,677
                                                                                -------               -------
CASH AND CASH EQUIVALENTS, end of period                                        $ 2,588               $ 4,023
                                                                                =======               =======

SUMMARY OF NON-CASH FINANCIAL TRANSACTIONS:

     Fixed assets acquired under operating lease                                $     -               $   199
                                                                                =======               =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest                                                                   $   196               $   537
                                                                                =======               =======
     Income taxes                                                               $   700               $   650
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


                                      MICRION CORPORATION
                                          (Registrant)




Date: February 24, 1998               /s/ Nicholas P. Economou
                                      ------------------------------------------
                                      Nicholas P. Economou
                                      President and Chief Executive Officer



Date: February 24, 1998               /s/ David M. Hunter
                                      ------------------------------------------
                                      David M. Hunter
                                      Vice President, Finance and Administration