Form 10-Q
period 1998-03-31
MICRION CORP /MA/
filed 1998-05-15
CIK 919646

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 or 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
    QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
    TRANSITION PERIOD FROM __________ TO ___________

Commission File Number 0-23840

                               Micrion Corporation
                               -------------------

             (Exact name of Registrant as specified in its charter)

Massachusetts                                                   04-2892070
-------------                                               -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Corporation Way, Peabody, Massachusetts                          01960-7990
-------------------------------------------                          ----------
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

     As of May 1, 1998, the Company had 4,062,799 shares of Common Stock, no par value, outstanding.

                               MICRION CORPORATION

PART I.           FINANCIAL INFORMATION                                                     Page #
                                                                                            ------
   Item 1.        Financial Statements

                  Consolidated Balance Sheets - June 30, 1997 and                              3
                  March 31, 1998 (unaudited)

                  Consolidated Statements of Operations - Three months ended                   4
                  March 31, 1997 and 1998 (unaudited) and Nine months ended
                  March 31, 1997 and 1998 (unaudited)

                  Consolidated Statements of Cash Flows - Nine months ended                    5
                  March 31, 1997 and 1998 (unaudited)

                  Notes to Consolidated Financial Statements - March 31, 1998                  6

   Item 2.        Management's Discussion and Analysis of Financial Condition and              8
                  Results of Operation

   Item 3.        Quantitative and Qualitative Disclosures about Market Risk- None            13

PART II.          OTHER INFORMATION

   Item 1.        Legal Proceedings                                                           14

   Item 2.        Changes in Securities - None                                                14

   Item 3.        Defaults Upon Senior Securities - None                                      14

   Item 4.        Submission of Matters to a Vote of Security Holders - None                  14

   Item 5.        Other Information- None                                                     14

   Item 6.        Exhibits and Reports on Form 8-K                                            14


                      MICRION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                                  (UNAUDITED)
                                                                       JUNE 30,    MARCH 31,
ASSETS                                                                   1997        1998
------                                                                 --------   -----------
                                                                          (in thousands)
CURRENT ASSETS:
     Cash and cash equivalents                                        $ 2,677       $ 2,871
     Accounts receivable                                               18,755        13,397
     Inventories (note 3)                                              24,986        27,841
     Prepaid expenses and other current assets                            668           809
     Deferred income taxes                                              1,367         1,367
                                                                      -------       -------
Total current assets                                                   48,453        46,285
                                                                      -------       -------
PROPERTY AND EQUIPMENT, net (note 4)                                    5,821         5,246
OTHER ASSETS, net                                                         110            52
                                                                      -------       -------
                Total assets                                          $54,384       $51,583
                                                                      =======       =======

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable                                                       6,855          --
     Current portion of obligations under capital leases                  659           680
     Current portion of long term debt                                   --           2,000
     Accounts payable                                                   7,030         3,588
     Accrued expenses                                                   4,574         3,648
     Accrued warranty expenses                                          1,212         1,377
     Customer deposits and deferred income                                251           638
                                                                      -------       -------
                Total current liabilities                              20,581        11,931
                                                                      -------       -------

 OBLIGATIONS UNDER CAPITAL LEASES                                       1,355           844
 LONG TERM DEBT                                                          --           6,000

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value; authorized 5,000,000 shares          --            --
     Common stock, no par value; authorized 12,300,000 shares          31,551        31,826
     Retained earnings                                                    877           873
     Other equity                                                          20           109
                                                                      -------       -------
                Total stockholders' equity                             32,448        32,808
                                                                      -------       -------
                Total liabilities and stockholders' equity            $54,384       $51,583
                                                                      =======       =======

                      MICRION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                (UNAUDITED)                    (UNAUDITED)
                                                         THREE MONTHS ENDED MARCH 31,   NINE MONTHS ENDED MARCH 31,
                                                         ----------------------------   ---------------------------
                                                            1997           1998            1997            1998
                                                         --------        --------        --------        --------
                                                                  ( in thousands except for per share data)
REVENUES:

     Product revenues                                    $ 13,770        $ 11,235        $ 39,997        $ 40,111
     Contract revenues                                        353             706             761           1,173
                                                         --------        --------        --------        --------
           Total revenues                                  14,123          11,941          40,758          41,284
                                                         --------        --------        --------        --------

COST OF REVENUES:
     Cost of product revenues                               8,691           7,033          24,133          24,428
     Cost of contract revenues                                215             438             589             856
                                                         --------        --------        --------        --------
           Total cost of revenues                           8,906           7,471          24,722          25,284
                                                         --------        --------        --------        --------

           Gross profit                                     5,217           4,470          16,036          16,000

OPERATING EXPENSES:
     Selling, general and administrative expenses           2,745           3,340           7,712           9,279
     Research and development expenses                      1,567           1,801           4,281           4,903
     Employee severance and other one-time charges             --             998              --             998
                                                         --------        --------        --------        --------
           Total operating expenses                         4,312           6,139          11,993          15,180
                                                         --------        --------        --------        --------

           Income (loss) from operations                      905          (1,669)          4,043             820

OTHER EXPENSE:
     Interest income                                           32              64             123             156
     Interest expense                                        (109)           (321)           (298)           (900)
     Other                                                      6              (4)              5             (45)
                                                         --------        --------        --------        --------
           Total other expense                                (71)           (261)           (170)           (789)
                                                         --------        --------        --------        --------

           Income (loss) before provision
                for income taxes                              834          (1,930)          3,873              31

(PROVISION) BENEFIT FOR INCOME TAXES                         (292)            675          (1,356)            (12)
                                                         --------        --------        --------        --------

     Net income (loss)                                   $    542        $ (1,255)       $  2,517        $     19
                                                         ========        ========        ========        ========

EARNINGS (LOSS) PER SHARE:
    BASIC                                                $    .13        $   (.31)       $    .62        $     --
                                                         ========        ========        ========        ========
    DILUTED                                              $    .13        $   (.31)       $    .60        $     --
                                                         ========        ========        ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES:
     BASIC                                                  4,039           4,061           4,035           4,055
                                                         ========        ========        ========        ========
     DILUTED                                                4,308           4,061           4,214           4,318
                                                         ========        ========        ========        ========

                      MICRION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           (UNAUDITED)
                                                                                    Nine months ended March 31,
                                                                                       1997            1998
                                                                                    -----------    ------------
                                                                                         (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                      $ 2,517         $    19
     Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
        Depreciation and amortization                                                  1,148           1,425
        Non-cash compensation                                                              3               1
        Changes in assets and liabilities:
           Accounts receivable                                                        (5,836)          5,358
           Inventories                                                                   276          (2,855)
           Prepaid expenses and other current assets                                     (80)           (151)
           Accounts payable                                                           (1,185)         (3,442)
           Accrued expenses                                                              921            (770)
           Provision for warranty expenses                                                53             168
           Customer deposits and deferred income                                          73             387
                                                                                     -------         -------
        Net cash (used in) provided by operating activities                           (2,110)            140
                                                                                     -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Net additions of property and equipment                                          (3,692)           (711)
     Increase in other assets                                                            (42)            (81)
                                                                                     -------         -------
        Net cash used by investing activities                                         (3,734)           (792)
                                                                                     -------         -------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale-leaseback obligations                                          1,553            --
     Repayments of capital lease obligations                                            (406)           (490)
     Net borrowings (repayments) on line of credit                                     5,200          (6,855)
     Net proceeds from long-term debt issuance                                          --             7,960
     Issuance of common stock                                                            110             275
                                                                                     -------         -------
        Net cash provided by financing activities                                      6,457             890
                                                                                     -------         -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                  (22)            (44)
                                                                                     -------         -------

INCREASE IN CASH AND CASH EQUIVALENTS                                                    591             194
CASH AND CASH EQUIVALENTS, beginning of period                                         2,081           2,677
                                                                                     -------         -------
CASH AND CASH EQUIVALENTS, end of period                                             $ 2,672         $ 2,871
                                                                                     =======         =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest                                                                        $   286         $   855
                                                                                     =======         =======
     Income taxes                                                                    $   841         $   661
                                                                                     =======         =======

                      MICRION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

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

(3)  INVENTORIES

Inventories consist of:

                                                                        (UNAUDITED)
                                                           JUNE 30,       MARCH 31,
                                                             1997           1998
                                                           --------     -----------
                                                                (in thousands)
          Raw materials and manufactured parts, net        $14,430        $14,205
          Work in process                                    8,864          9,183
          Finished goods                                     1,692          4,453
                                                           -------        -------
                   Total inventories                       $24,986        $27,841
                                                           =======        =======

(4)  PROPERTY AND EQUIPMENT, NET

Property and equipment consists of:

                                                                                (UNAUDITED)
                                                                 JUNE 30,         MARCH 31,
                                                                   1997            1998
                                                                 --------       -----------
                                                                      (in thousands)
          Furniture and fixtures                                $    708         $    825
          Computer, engineering and production equipment           5,872            6,462
          Sales demonstration systems                                345             --
          Leasehold improvements                                     537              589
          Property under capital lease                             3,474            3,474
                                                                --------         --------
                                                                $ 10,936         $ 11,350
          Accumulated depreciation and amortization               (5,115)          (6,104)
                                                                --------         --------
                   Net property and equipment                   $  5,821         $  5,246
                                                                ========         ========


At June 30, 1997 and March 31, 1998, accumulated amortization for property under capital lease was $1,494 and $2,033 respectively.

                      MICRION CORPORATION AND SUBSIDIARIES

                                 MARCH 31, 1998


(5)  OTHER OPERATING CHARGES

As a result of the slowdown in both the semiconductor and data storage industries, the Company took steps to reduce its current expense levels, including a 15% reduction in the workforce at the end of the period ended March 31, 1998. Included in the Company's results of operations for the three-month period ended March 31, 1998 were employee severance and other one-time charges of $998,000, which were composed of $398,000 related to a reduction in the Company's workforce and $600,000 of costs associated with project re-direction of various engineering efforts.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



     Certain statements in this management's discussion and analysis of financial condition and results of operation include forward-looking information. Factors that could cause actual results to differ include the sufficiency of the size of the one-time charge, increased charges related to the workforce reduction, continuation or expansion of the Asian financial crisis to other regions, continued declining demand for semiconductor and data storage capital equipment, continuing or increasing over capacity in the semiconductor and data storage industries, success of the Company's technological advancements, the Company's ability to compete successfully under current market conditions and other risks discussed in the Company's current report on Form 10-K, filed with the Securities and Exchange Commission on September 26, 1997. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     REVENUES Total revenues, which consist primarily of product revenues, decreased by 15.4% to $11.9 million for the three months ended March 31, 1998 from $14.1 million for the same period ended March 31, 1997.

     Product revenues consist of revenues from the sale of focused ion beam
(FIB) systems, spare and replacement parts and service contracts provided with respect to systems. Product revenues decreased 18.4% to $11.2 million for the three-month period ended March 31, 1998 from $13.8 million for the same period ended March 31, 1997. The decrease was primarily due to the overall market weakness in the semiconductor and data storage industries, which resulted in a decrease in system shipments for the quarter-ended March 31, 1998.

     GROSS PROFIT Total gross profit decreased 14.3% to $4.5 million for the three months ended March 31, 1998 from $5.2 million for the same period ended March 31, 1997. The decrease was primarily due to a decrease in the number of FIB systems shipped, particularly the Micrion Flip Chip and Micromill HT FIB systems, during the quarter-ended March 31, 1998.

     The Company's gross margin on product revenues increased to 37.4% for the three-month period ended March 31, 1998 from 36.9% for the same period ended March 31, 1997. The slight increase in gross margin was due to the change in the product mix.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased 21.7% to $3.3 million for the three-month period ended March 31, 1998 from $2.7 million for the same period ended March 31, 1997. The increase was attributable to increases in sales and marketing expenses associated with the addition of personnel in applications support, the expansion of Micrion's Japanese subsidiary, the creation of a branch office located in Taipei, Taiwan and the creation of a wholly owned subsidiary in the United Kingdom.

     RESEARCH AND DEVELOPMENT EXPENSES The Company's research and development expenses increased 14.9% to $1.8 million for the three-month period ended March 31, 1998 from $1.6 million for the same period ended March 31, 1997. The increase was due to the Company's additional development activity for new products and applications, which includes the 300 mm wafer development program.

     The level of research and development expense is expected to increase over the remainder of the fiscal year due to management's decision to explore certain production applications for its FIB products.

     OTHER OPERATING CHARGES As a result of the slowdown in both the semiconductor and data storage industries, the Company took steps to reduce its current expense levels, including a 15% reduction in the workforce at the end of the period ended March 31, 1998. Included in the Company's results of operations for the three-month period ended March 31, 1998 were employee severance and other one-time charges of $998,000, which were composed of $398,000 related to a reduction in the Company's workforce and $600,000 of costs associated with project re-direction of various engineering efforts.

     OTHER INCOME AND EXPENSE Total other expense, primarily interest expense, increased to $261,000 for the three-month period ended March 31, 1998 as compared to $71,000 for the same period ended March 31, 1997. The increase is due to the continuing interest expense incurred in connection with the Company's long-term debt.

     (PROVISION) BENEFIT FOR INCOME TAXES The Company's effective tax rate for the three-month periods ended March 31, 1998 and 1997 reflects a tax rate of approximately 35%.

NINE MONTHS ENDED MARCH 31, 1998 COMPARED TO NINE MONTHS ENDED MARCH 31, 1997

     REVENUES Total revenues increased by 1.3% to $41.3 million for the nine months ended March 31, 1998 from $40.8 million for the same period ended March 31, 1997.

     Product revenues slightly increased .3% to $40.1 million for the nine-month period ended March 31, 1998 from $40.0 million for the same period ended March 31, 1997. The slight increase was primarily due to the types of FIB systems shipped during the nine months ended March 31, 1998.

   GROSS PROFIT Total gross profit remained unchanged at $16.0 million for the nine months ended March 31, 1998 compared to the same period ended March 31, 1997.

The Company's gross margin on product revenues decreased slightly to 39.1% for the nine-month period ended March 31, 1998 from 39.7% for the same period ended March 31, 1997. Gross margin on product revenues is affected by changes in the type of product shipments and the mix of foreign and domestic shipments during any given period. During the nine months ended March 31, 1998, the mix of systems resulted in lower margins on system sales.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased 20.3% to $9.3 million for the nine-month period ended March 31, 1998 from $7.7 million for the same period ended March 31, 1997. The increase is attributable to the expansion of Micrion's Japanese subsidiary, the creation of a branch office located in Taipei, Taiwan and the creation of a wholly owned subsidiary in the United Kingdom.

     RESEARCH AND DEVELOPMENT EXPENSES The Company's research and development expenses increased 14.5% to $4.9 million for the nine-month period ended March 31, 1998 from $4.3 million for the same period ended March 31, 1997. The increase was due to the Company's additional development activity for new products and applications, which includes the 300 mm wafer development program.

     The level of research and development expense is expected to increase over the remainder of the fiscal year due to management's decision to explore certain production applications for its FIB products.

     OTHER OPERATING CHARGES As a result of the slowdown in both the semiconductor and data storage industries, the Company took steps to reduce its current expense levels, including a 15% reduction in the workforce at the end of the period ended March 31, 1998. Included in the Company's three-month period ended March 31, 1998 were employee severance and other one-time charges of $998,000 as discussed above.

     OTHER INCOME AND EXPENSE Total other expense, primarily interest expense, increased to $789,000 for the nine-month period ended March 31, 1998 as compared to $170,000 for the same period ended March 31, 1997. The increase is due to the continuing interest expense incurred in connection with the Company's long-term debt.

     (PROVISION) BENEFIT FOR INCOME TAXES The Company's effective tax rate for the nine-month periods ended March 31, 1998 and 1997 reflects a tax rate of approximately 35%.

     YEAR 2000 Management is aware of the potential software logic anomalies associated with the year 2000 date change. The Company is in the process of evaluating potential issues that might need to be addressed in connection with its operations. Based on preliminary information, costs of addressing these issues are not expected to have any material effect upon the Company's financial position, results of operations, or cash flows in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998 the Company had working capital of $34.4 million as compared to $27.9 million at June 30, 1997, reflecting an increase in working capital of $6.5 million. The increase is primarily attributable to a decrease in a note payable due to the conversion of short-term debt to long term debt and a decrease in accounts payable due to the decrease in inventory purchased during the period ended March 31, 1998. Cash and cash equivalents were $2.9 million as of March 31, 1998 as compared to $2.7 million as of June 30, 1997.

     Net cash provided by operating activities for the nine months ended March 31, 1998 was approximately $140,000 and consisted primarily of a decrease in accounts receivable offset in part by an increase in inventories and a decrease in payables. The Company's inventories increased to $27.8 million at March 31, 1998 as compared to $25.0 million at June 30, 1997. The increase is primarily due to additional systems delivered to strategic customers on a consigned basis and customer support inventory to support new installed FIB systems in foreign markets. Accounts payable decreased due to a reduction of purchases toward the end of the quarter.

     Net cash used in investing activities for the nine months ended March 31, 1998 was approximately $.8 million and consisted primarily of increases in demonstration equipment to be used for sales and marketing demonstrations and engineering equipment to be used in a joint development program with a university.

     Net cash provided by financing activities for the nine months ended March 31, 1998 was $.9 million and consisted of $8.0 million from the proceeds of a long term debt issue, partially offset by a repayment of $6.9 million against the outstanding balance on the Company's working capital line of credit.

     The Company's accounts receivable decreased to $13.4 million at March 31,1998 as compared to $18.8 million at June 30, 1997 due to a decrease in FIB shipments during the quarter ended March 31, 1998.

     The Company has a working capital line of credit with a bank, which provides for borrowings up to $10.0 million. Amounts borrowed bear interest at the bank's prime rate (8.50% at March 31, 1998). The line of credit expires on December 1, 1998 and is unsecured. As of March 31, 1998, there was no was outstanding balance under the line of credit. Also in July 1997, the Company entered into a secured long-term loan agreement with the same bank for $8.0 million. The loan is secured by the Company's assets and intellectual property. The term loan bears interest at the bank's prime rate plus 1.5% (10% at March 31, 1998). The agreement calls for eight quarterly payments of $1.0 million commencing in the quarter ending September 30, 1998 through the quarter ending June 30, 2000. The proceeds from this loan were used to pay down the outstanding balance on the line of credit. The credit agreement with respect to the working capital line and the long-term loan prohibits the payment of dividends, has profitability requirements and requires maintenance of specified levels of tangible net worth and certain financial ratios. For the quarter ending March 31, 1998, the Company was in violation of two covenants, namely the profitability covenant and the debt service covenant. The Company has received a waiver of such covenants from the bank.

     Micrion has historically generated approximately 50% of its revenues from the Far East. Given the current turmoil and confusion that surrounds the Asian markets, it is possible that some or all of the Company's customers in that region could continue to reduce spending for new capital equipment, which would have a material adverse effect on the Company's operations in future quarters. At this time, the Company has not seen any cancellation of existing orders, but has encountered delays in the receipt of new orders that had been expected.

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

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), which established guidelines for the accounting for the costs of all computer software developed or obtained for internal use. The Company is required to adopt SOP 98-1 effective July 1, 1999. The adoption of SOP

98-1 is not expected to have a material impact on the Company's consolidated financial statements.

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

         EXHIBIT
         NUMBER                  DESCRIPTION

            11                   Statement of Computation of Per Share Earnings

            27.1                 Financial Data Schedule

            27.2                 Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               MICRION CORPORATION
                                  (Registrant)



Date: May 14, 1998                 /s/ Nicholas P. Economou
                                   ------------------------
                                   Nicholas P. Economou
                                   President and Chief Executive Officer


Date: May 14, 1998                 /s/ David M. Hunter
                                   -------------------
                                   David M. Hunter
                                   Vice President, Finance and Administration

                               Micrion Corporation

                                  Exhibit Index
                                  -------------


EXHIBIT
Number                            Description Of Document            Page
------                            -----------------------            ----

   11                             Statement of Computation of
                                  Per Share Earnings (Loss)           16

   27                             Financial Data Schedule             17