Form 10-K405
period 1998-06-30
MICRION CORP /MA/
filed 1998-09-28
CIK 919646

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED] FOR THE FISCAL YEAR ENDED JUNE 30, 1998

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant was $22,492,504 as of September 18, 1998.

The number of shares of the registrant's Common Stock outstanding as of September 18, 1998 was 4,074,397.
                       ---------

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1.           BUSINESS.

INTRODUCTION

         Micrion Corporation (the "Company" or "Micrion") is a leader in the design, development, manufacture and marketing of focused-ion-beam (FIB) systems. Micrion(R) FIB systems are used in the design, fabrication and testing of semiconductor integrated circuits (ICs) and other high technology devices. FIB technology provides a unique combination of capabilities to image, analyze and perform "microsurgery" on ICs and other high technology devices. Semiconductor integrated circuit and other high technology manufacturers use Micrion's FIB systems to reduce the time needed to get new products to market and/or to achieve and maintain acceptable manufacturing yields more quickly and cost effectively. The Company introduced the world's first FIB system specifically designed for use in the manufacturing process of ICs in 1985 and since then has introduced new products incorporating a variety of technological advances, including the MicroMill(R)HT, 9500HT and 9500PV FIB systems, specifically designed for magnetic head manufacturing applications.

TECHNOLOGY AND MARKET TRENDS

         Integrated circuits are critical components of a wide variety of products such as computers, telephones, televisions, automobiles and aircraft. As applications for ICs continue to expand, the trend in the industry is to put more functionality on a single chip. To increase functionality, semiconductor manufacturers are producing larger chips with more layers utilizing smaller feature sizes. Improvements in lithography technology have allowed the printing of progressively smaller features on progressively larger wafers. Minimum feature sizes in advanced ICs are now less than 0.5 microns, or one one-hundredth the diameter of a human hair. The density of components on the most advanced ICs has approximately doubled every two years. At the same time, the market price per functional element on a chip has decreased and product cycles have shortened. The combination of technology and market forces has put enormous pressure on semiconductor equipment manufacturers to produce tools with increased capabilities. Various technologies, including FIB systems such as those manufactured by Micrion have been developed to meet this need.

         Disk drive manufacturers are constantly striving to achieve higher densities of data on a disk because higher densities generally permit greater storage capacities at lower costs in smaller packages. One of the primary factors that determines data density is the size and performance of the magnetic "read/write" heads. Smaller heads can record and retrieve data from narrower tracks, thus providing increased data density on a given disk size. Therefore, disk drive manufacturers desire to produce increasingly smaller read/write heads. However, the current photolithographic technology used to manufacture such heads seems to be reaching a barrier beyond which smaller heads cannot be reliably produced. During the last three fiscal years, the 9500HT, 9500PV and MicroMill HT FIB systems were introduced to help meet the needs of prototyping, analyzing and producing smaller, more precise magnetic heads.

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

MAGNETIC HEAD TRIMMING PROCESS AND PROBLEMS

         The magnetic head manufacturing process is driven by the need to design and produce smaller read/write heads that can record and retrieve data accurately at a lower effective overall cost. Because the manufacturing process is so complex, the production of prototype heads to test new design concepts is expensive and time consuming. In addition, the existing manufacturing process, which employs photolithographic process technology seems to be approaching size limit barriers that may make the process less able to produce increasingly smaller heads. Currently, the heads are manufactured using a stepper process, similar to that used in integrated circuit manufacturing, to produce row bars containing thousands of magnetic heads that are then introduced to an ion etch process to remove excess material and to achieve the proper head size. The smaller geometries of these advanced magnetic heads are challenging the manufacturer's ability to analyze the structures and possible defects in the heads being manufactured in order to achieve acceptable yields. Traditional analysis techniques are both labor intensive and slow.

         Micrion's 9500 HT provides the flexibility and speed needed for rapid prototyping of new designs. Various trim patterns can be created and applied. Once a design has been proven, the design parameters may be easily transferred to a MicroMill HT system for production head trimming. Micrion's MicroMill HT FIB system overcomes certain of the technical limitations of head manufacturing, using a combination of a highly focused ion beam and sophisticated automation. Precisely positioning and imaging heads, the MicroMill HT FIB system automatically defines and performs the necessary micromachining to the manufacturer's specification. The Micrion 9500PV is specifically designed for thorough analysis of heads being manufactured. Machine vision capabilities help to automate the cross-sectioning of selected features, and the built-in SEM column produces high resolution images and measures specified features. Critical dimension measurements may be sent to a yield management database for statistical analysis.

FIB SYSTEMS APPLICATIONS

         There are four principal applications of FIB systems in the semiconductor manufacturing process: circuit modification, mask repair, process monitoring and failure analysis. Each is used in one or more phases of IC manufacturing. There are three principal applications in the disk drive production process: magnetic head trimming, laboratory prototyping and analysis, and in-fab process verification.

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

         Process Monitoring. Semiconductor manufacturers use Micrion's FIB systems to prepare and view a cross-section of an in-process wafer to provide vital information about the three-dimensional structure of the circuit. The systems can reveal layer-to-layer alignment, layer thickness, etch profiles, step coverage and metal grain structure. In addition, particle contamination can be analyzed to determine its origin.

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

         Magnetic Head Laboratory Prototyping and Analysis. Head manufacturers can speed the time-to-market of new head designs by using the capabilities of the Micrion 9500HT to quickly produce prototypes of different head designs. A wide variety of design variables or manufacturing anomalies may be closely scrutinized and evaluated in a FIB system.

         Magnetic Head Trimming. The features of the MicroMill HT FIB system allow it to position precisely and image magnetic read/write heads and perform the necessary micromachining to produce smaller heads. This allows for narrower tracks and greater data storage density on a disk drive.

         Magnetic Head In-fab Process Verification. Smaller, more complex magnetic heads demand the application of more sophisticated yield management techniques. Micrion's 9500PV provides automated cross-sectioning and semi-automatic image acquisition and critical dimension measurements. A three-dimensional view of head structures aids in verifying manufacturing processes and in diagnosing defects.

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

         To minimize the design cycle and inventory costs of new systems, the Company utilizes its modular subsystems and components wherever suitable. For example, the high resolution ion column used in all of Micrion's current FIB products was originally developed for application to x-ray mask repair and is now used for other FIB applications such as circuit modification, process control and failure analysis. Much of the electronics and software used in Micrion FIB systems are common to all of Micrion's FIB products. The price of Micrion FIB systems generally ranges from $350,000 to $2,500,000, depending on the features selected.

         The Micrion 9000 Series is used primarily for circuit modification and cross-sectional imaging and is the largest unit volume product of Micrion's family of FIB systems. In cross-sectional imaging applications, the important attributes of substrate handling are accurate x/y navigation and the ability to tilt large work pieces, such as 8" silicon wafers, to angles up to 60 degrees. The Micrion 9000 Series incorporates a fully automated computer-controlled 8" stage that can accommodate the largest silicon wafers used in semiconductor manufacturing today. A product development program is currently underway to design and produce FIB systems that will accommodate the next generation of silicon wafers, which are 12" in diameter. The new platform created for this program will serve as the foundation for a complete new family of FIB systems well suited for a variety of applications in both the semiconductor and data storage industries.

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

         The Micrion 9800 FlipChip(TM) system is specifically designed to facilitate the circuit modification or probing of ICs that are packaged using the increasingly popular flip-chip packaging technology. In a flip-chip package, the IC is mounted upside down and bonded directly to the package, burying the active circuitry under a thick layer of bulk silicon. Micrion's 9800 FlipChip system incorporates a high current column, laser interferometer stage, in-situ optical/IR microscope, and a proprietary enhanced gas etching technology to quickly and precisely access exactly the right location, then perform the microsurgery necessary for probing or circuit modification.

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

         The Micrion 9500PV system provides head manufacturers with a process verification tool that can help them control their manufacturing processes and improve yields. The system incorporates pattern recognition capabilities that make possible fully automatic cross sectioning of critical structures. The integrated SEM then produces high- resolution images and critical dimension (CD) measurements.

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

SALES PROSPECTS

         The primary current applications for Micrion FIB systems are found within both the semiconductor industry and the data storage industry. At this time, the largest application segment of the semiconductor industry application consists of failure analysis laboratories where FIB systems are used for circuit modification, failure analysis and process control in support of both semiconductor design and wafer fabrication groups. The need for FIB systems by semiconductor design groups will be driven by the growing number of new designs introduced each year and the increasing complexity of these designs. The need for FIB systems by wafer fabrication groups will be driven by the increasing complexity of the semiconductor products being produced and the need for fast, thorough answers to process problems which may affect manufacturing yields. The urgency of solving yield-threatening problems in the fabs appears to be creating new sales prospects within the semiconductor industry for FIB systems to be used in-line in the fabs, in addition to being used in the failure analysis laboratories.

         Another application within the semiconductor industry, mask repair, includes both semiconductor manufacturers and commercial suppliers of masks to the semiconductor industry. Larger manufacturers, such as IBM, Motorola, Intel, Hitachi, Fujitsu and Samsung, generally maintain their own in-house mask making capability. Smaller semiconductor companies typically buy from commercial mask suppliers, including DuPont, Dai Nippon Printing, Toppan, Photronics and Hoya. The Company believes that the market for mask repair applications will increase due to anticipated re-tooling in the mask industry and therefore, sales of FIB mask repair tools by the Company are expected to represent an increased portion of the Company's sales in the foreseeable future.

         The sales prospects for Micrion FIB systems within the data storage industry consist of the manufacturers of magnetic read/write heads used in computer disk drives. Disk drive manufacturers compete to achieve the highest data storage capacity at the lowest cost. Data storage capacity depends on many factors including the size and performance of the magnetic read/write heads. With current production techniques reaching practical limits, manufacturers are considering the use of FIB technology to assist in the production of smaller heads. The need for production FIB systems by magnetic head manufacturers will be driven by the ability of FIB systems to produce smaller heads, cost effectively. The need for FIB systems used for prototyping, analysis and process verification will be driven by the continued move toward smaller head geometries.

SALES AND MARKETING

         Micrion utilizes a network of direct sales engineers, distributors and representatives to sell the Company's products to customers in the United States, Europe, Japan and certain of the Pacific Rim countries. In the United States, the Company has three sales engineers. Micrion's wholly-owned subsidiary, Micrion GmbH, headquartered in Feldkirchen, Germany, employs two sales engineers for Europe and Western Asia. The Company's sales engineers are supported by management personnel.

         In Japan, the Company uses Tokyo Electron Limited (TEL) as its exclusive distributor of semiconductor manufacturing equipment in Japan. TEL buys equipment at negotiated prices from Micrion and resells the equipment to end users in Japan. The Company entered into an initial distribution agreement with TEL in 1986. The distribution agreement is cancelable with 60 days' notice to either party. At the present time, TEL maintains demonstration equipment inventory and sufficient spare parts to service the installed base. Typically, TEL does not purchase equipment from the Company until it has received an order from a customer. As of June 30, 1998, TEL maintained a full time staff of one vice-president, one sales manager, six salesmen and seven service engineers dedicated to Micrion's FIB products.

         The Company also uses JEOL, Ltd. ("JEOL") for the exclusive distribution of the Micrion JFIB-2100 Specimen Preparation System in Japan. These systems are sold in conjunction with JEOL's sales of their line of transmission and scanning electron microscopes. The Company entered into this distribution agreement in May 1995 and began shipments of the Micrion JFIB-2100 systems to JEOL's customers in fiscal 1996. The distribution agreement is automatically renewable annually unless terminated by either party by 90 days' written notice prior to the end of any annual term. In fiscal 1996, the Company consigned a JFIB-2100 system to JEOL for sales demonstrations. JEOL is solely responsible for sales distribution of this product in Japan, while the Company maintains installation and service responsibility. Typically, JEOL does not purchase equipment from the Company until it has received an order from a customer. As of June 30, 1998, JEOL's sales staff offers Micrion's JFIB-2100 system as part of their product offerings.

         Micrion has established a wholly-owned subsidiary in Japan, Micrion Japan Corporation KK, to provide technical sales and service support to TEL and JEOL, and to provide information to the Company about the needs of the Japanese market. Currently, Micrion Japan Corporation KK employs one marketing manager, one applications engineer, six service engineers and two administrators.

         Micrion established a wholly owned subsidiary in the United Kingdom, Micrion Corporation Limited, during fiscal 1998. The purpose of the subsidiary is to provide product demonstration capability, offer FIB services to customers on a billable basis and to provide support services to service engineers in the United Kingdom. Currently, Micrion Corporation Limited employs one applications laboratory manager, one service manager and one service engineer.

         In South Korea, the Company uses ETEC Systems Korea Corporation (ETEC) as its sales and service representative. ETEC is compensated on a commission basis and is paid after the product is delivered. ETEC also provides warranty service after the installation and customer acceptance of FIB systems in South Korea. It receives an additional commission after the inception of the warranty period, which generally extends for one year. As of June 30, 1998, ETEC maintained a staff of one salesman and five service engineers in support of Micrion's FIB products.

         In each of the two other Pacific Rim countries where the Company's FIB products are marketed, Taiwan and Singapore, the Company uses a local representative compensated on a straight sales commission basis and paid only when a product is delivered.

         Micrion has entered into an arrangement with ZMC Technologies, Ltd.
(ZMC), to provide technical contract labor to the Company to support the installation of the Company's MicroMill HT FIB systems at a customer site in Thailand. As of June 30, 1998, ZMC maintained a staff of three service engineers to support the Micrion installed systems.

CUSTOMER SUPPORT AND SERVICE

         The Company maintains separate customer support and field service organizations that work closely together to promote customer satisfaction. The Company's customer support and field service personnel do not perform sales and marketing functions. The customer support organization is a group of engineers, resident at the Company's factory, dedicated to technical and logistical support of the field engineers on a worldwide basis. The customer support group, as of June 30, 1998, consisted of 26 employees, and has ready access to in-house engineering, manufacturing and final test personnel to provide rapid and knowledgeable support for the engineers maintaining customer equipment in the field.

         As of June 30, 1998, the field service group consisted of 38 field engineers stationed around the world near the Company's installed systems. Each engineer is assigned to specific customer sites. Service is provided at the customer's discretion either under full service contracts where Micrion receives monthly revenue and provides all the labor and spare parts necessary to maintain system performance, or as on-call service where the customer is billed on a time and materials basis for service work performed at the customer's site. A small number of customers contract with the Company for telephone support of the customers' system operation staff.

         Since 1998, the Company has provided a customer support "call center" to help customers with the answers, technical assistance and support they need. In addition, the "help desk" operation of the call center provides greater support and direction for the Company's field service representatives.

RESEARCH AND DEVELOPMENT

         As of June 30, 1998, the Company's research and development effort employed 54 scientists and engineers, 17 of whom have advanced technical degrees. Both short- and long-term programs are underway to enhance existing products and develop new products and technology. Current short-term research and development programs include work to improve source lifetime, develop improved columns that can produce smaller spots, expand the applicability of ion-assisted chemical processes and enhance the materials analysis capabilities of systems. Long-term research programs are underway to explore areas such as advanced ion sources, beam focusing techniques and system architectures that could lead to significant improvements in the capabilities of future FIB systems. In fiscal 1998, 1997 and 1996, the Company spent $6.3 million, $5.8 million and $4.2 million, respectively, on research and development.

         Research and development activities are enhanced by funded contracts and strategic alliances with government agencies, major semiconductor manufacturers and universities. Funded programs help provide support and leverage for the Company's research and development efforts, allowing a larger and more complete overall program than would be possible with internal funding alone. Contracts are chosen in areas that are closely related to Micrion's main business activities. The Company is currently involved in the final stages of a funded program with ARPA. Under this program, the Company is developing gas field ion source (GFIS) technology. This technology has the potential to produce significant performance improvements in future FIB systems. Although the United States government retains a license to use the technology developed under funded contracts for its own internal purposes, the Company retains the exclusive right for commercial development of the technology. In some cases, the funding of research by ARPA is based upon needs identified by the semiconductor industry. In fiscal 1998, 1997 and 1996, the Company received research and development revenues of $2.1 million, $1.2 million and $1.2 million, respectively. Due to pressures on US government budgets, funds available for research and development programs have been reduced, and no new contracts were issued to the Company in fiscal 1998, 1997 or 1996. The Company expects external research and development funding to decrease in the future.

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

COMPETITION

         Competition for the sale of Micrion's products is intense. FIB machines compete against other methods and technologies, and there are a growing number of FIB technology suppliers worldwide, all of which have greater financial and technological resources or have greater strengths in certain technical or other areas compared with Micrion. There can be no assurance that Micrion can maintain competitiveness. Current principal competitors include firms that supply FIB machinery, such as Seiko, FEI Company, Hitachi, JEOL and Schlumberger, and other suppliers of semiconductor capital equipment, such as KLA/Tencor and Applied

Materials. Individual competitors have strength in different areas, including system features, geographic market presence, customer service and support, FIB breadth of applications and price. While the Company competes effectively in the sale of high-end, sophisticated systems, some competitors offer alternatives to FIB machines, and others of its competitors compete on the basis of lower price for less complex and less flexible systems. In addition, at any point in time, a particular manufacturer may achieve technological advances that provide a competitive advantage over others in the industry.

INTELLECTUAL PROPERTY

         The Company believes that the success of its business depends more on its technical innovation, marketing abilities and responsiveness to customer requirements, than on patents, trademarks, copyrights and other intellectual property rights. Nevertheless, the Company has a policy of seeking to protect its intellectual property through patents, license agreements, confidential disclosure agreements and trade secrets. The Company currently holds twelve U.S. patents and a number of patents in foreign countries covering aspects of its technology. The earliest any of these patents expires is 2004. Confidential disclosure agreements are in place with the customers and other parties who have a need or desire to exchange proprietary information with the Company. In addition, the Company generally enters into confidentiality agreements with its employees and limits access to its proprietary information. Despite these precautions, it may be possible for unauthorized third parties to copy aspects of the Company's FIB systems or to obtain information that the Company regards as proprietary. The laws of some foreign countries in which the Company sells or may sell its products do not protect the Company's proprietary rights in the products to the same extent as do the laws of the United States.

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

EMPLOYEES

         As of June 30, 1998, the company had a total of 250 full-time employees, consisting of 55 in research, development and engineering, 130 in manufacturing, customer support and quality assurance, 48 in sales and marketing and 17 in general management, administration and finance. None of the Company's employees is represented by a labor union and the Company has never experienced a work stoppage, slowdown or strike. Management considers its relationship with its employees to be excellent and employee turnover to be low.

         The success of the Company's future operations depends in large part on the Company's ability to attract and retain highly skilled technical, marketing and management personnel. Certain of such personnel are in limited supply and are difficult to attract and retain.

ITEM 2.           PROPERTIES.

         The Company's corporate headquarters and manufacturing and research and development facility are located at One Corporation Way, Centennial Park, Peabody, Massachusetts, where the Company occupies approximately 53,000 square feet under a lease that expires in February 2005. The Company leases an additional 38,000 square feet at Ten Technology Drive, Peabody, Massachusetts, under a lease that expires in July 2001; the space is used as a warehouse for inventory and spare parts in support of the Company's manufacturing and field service operations, to support an expanded customer service organization, and to provide future expansion for manufacturing production. The Company also leases field service and/or sales offices in Austin, Texas; San Jose, California; Colorado Springs, Colorado; Feldkirchen, Germany; Tachikawa, Japan; and Bristol, United Kingdom.

         The Company believes that its existing facilities are adequate to meet its requirements for at least the next twelve months.

ITEM 3.           LEGAL PROCEEDINGS.

         On August 2, 1996, an action was filed in the U.S. District court for the District of Massachusetts against the Company, Nicholas P. Economou, a director and officer of the Company, and David M. Hunter and Robert K. McMenamin, officers of the Company. On September 9, 1996, another action was filed in the same court against the Company, Dr. Economou, Messrs. Hunter and McMenamin and Billy W. Ward, an officer of the Company. On December 6, 1996, the plaintiffs in both actions filed an amended consolidated complaint. The consolidated complaint does not contain a claim against Billy W. Ward. The consolidated complaint purports to be brought on behalf of a class of purchasers of the Company's common stock from April 26, 1996 through June 21, 1996. It asserts claims for violations under the federal securities laws, alleging that the Company made false and misleading statements to the public concerning the nature of its sales agreement with a customer. The Company filed a motion to dismiss the consolidated complaint for failure to state a claim. This motion was denied on April 30, 1997. Thereafter, factual discovery was completed. The Company has filed a motion for summary judgment to dismiss the case, which is pending before the court. The Company believes the consolidated complaint to be without merit and intends vigorously to continue to defend itself against the claims. There can be no assurance, however, that the Company will be successful in defending this lawsuit or that money damages, if awarded, would not have a material adverse effect on the Company.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 1998.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         The Company's Common Stock is traded on the Nasdaq National Market System under the symbol "MICN." As of September 18, 1998, there were approximately 120 holders of record and approximately 3,000 holders in street name of the Company's Common Stock. The following table sets forth, for the periods indicated, the high and low bid prices of the Common Stock, as reported by Nasdaq. The bid prices quotations reflect interdealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                              HIGH        LOW
                                                              ----        ---

1998
----

First Quarter.............................................. $25 1/4     $15 5/8
Second Quarter.............................................  27 1/2      14 3/8
Third Quarter..............................................  16 9/16     10 7/8
Fourth Quarter.............................................  12 1/8       7 1/8

1997
----

First Quarter.............................................. $14 1/2     $ 8 3/4
Second Quarter.............................................  22 3/4      10 3/8
Third Quarter..............................................  28 1/4      12 1/4
Fourth Quarter.............................................  19          11 1/2

DIVIDEND POLICY

         The Company has not declared or paid cash dividends on its Common Stock, presently intends to retain earnings for use in its business and does not anticipate paying cash dividends in the foreseeable future. The Company's current bank line of credit prohibits the payment of dividends, in cash or in kind, without the bank's consent.

ITEM 6.           SELECTED FINANCIAL DATA.

                                                                     For the years ended June 30,
                                                ---------------------------------------------------------------------------
                                                   1998           1997           1996               1995               1994
                                                -------        -------        -------            -------            -------
                                                                   (Amounts in thousands, except per share data)

Total revenue                                   $54,657        $55,979        $39,536            $28,768            $20,011

(Loss) income from operations                    (3,336)(1)      5,009          3,611              2,666              1,966

Net (loss) income                                (2,840)         3,049          2,004(2)           3,217              1,717

Net (loss) income per share                        (.70)           .72            .49                .91                .85

At year end:

Working Capital                                 $29,899        $27,872        $26,577            $22,800             $8,726

Total assets                                     51,847         54,384         41,571             30,486             14,144

Long-term capital lease obligations                 688          1,355            779                 26                 68

Total stockholders' equity                       29,926         32,448         29,257             24,637             10,269

--------------------------
(1)Includes a one-time charge of $4,000, recorded during the fourth quarter, to cover costs associated with asset valuation and inventory reserve adjustments.

(2)Includes a one-time litigation settlement charge of $2,685 during the fourth quarter of fiscal 1996. See note 13 in Notes to Consolidated Financial Statements.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

The following table summarizes the Company's historical results of operations as a percentage of total sales for fiscal 1998, 1997 and 1996:

                                                                                   1998               1997               1996
----------------------------------------------------------------------------------------------------------------------------------
   Total revenue                                                                    100%               100%               100%
   Gross profit                                                                      30                 38                 38
   Selling, general and administrative                                               23                 19                 18
   Research and development                                                          11                 10                 11
   Employee severance and other one-time charges                                      2                  -                  -
----------------------------------------------------------------------------------------------------------------------------------
   Total operating expenses                                                          36                 29                 29
   (Loss) income from operations                                                     (6)                 9                  9
   Other expense, net                                                                (2)                (1)                (6)
   Income tax benefit (expense)                                                       3                 (3)                 2
----------------------------------------------------------------------------------------------------------------------------------
   Net (loss) income                                                                 (5)%                5%                 5%
==================================================================================================================================

FISCAL 1998 COMPARED TO FISCAL 1997

Revenues. Total revenues decreased by 2% to $54.7 million for the year ended June 30, 1998 from $56.0 million for the same period ended June 30, 1997. The decrease was primarily due to a slowdown in the semiconductor and data storage industries, which resulted in reduced customer capital spending for FIB systems. For the year ended June 30, 1998, two customers represented 25% and 15% of total revenues. The loss of one of these customers could have a material adverse effect on the financial statements of the Company.

Product revenues primarily consisted of revenues from the sale of systems, but also included spare and replacement parts and services provided with respect to systems. Product revenues decreased 4% to $52.6 million for the year ended June 30, 1998 as compared to $54.8 million for the same period ended June 30, 1997. The decrease was due to decreased sales of FIB systems resulting from a softness in demand for semiconductor capital equipment. Although the Company continues to see market acceptance of its FIB products, particularly the Process Verification systems used by disk drive manufacturers and the Flip-Chip FIB systems used by semiconductor manufacturers, the level of capital spending by customers decreased in the second half of the fiscal year which significantly affected product revenues.

Contract revenues increased 79% to $2.1 million for the year ended June 30, 1998 from $1.2 million for the same period ended June 30, 1997. The increase was due to a new contract with a commercial customer to develop a future generation FIB system which resulted in the Company recording $1.3 million of revenue in fiscal 1998 under this contract. Although the Company will receive contract revenue from this customer during fiscal year 1999, the Company expects research and development contract revenues not be a significant part of total revenues in the future.

Gross Profit. Total gross profit decreased 22% to $16.6 million for the year ended June 30, 1998 from $21.2 million for the same period ended June 30, 1997. As a result of the slowdown in the semiconductor industry and the overall worldwide reduction in customer capital spending, the Company recorded a charge against operations of $4.0 million, which was recorded in the fourth quarter to cover costs associated with asset valuation and inventory reserves for obsolescence.

The Company's gross margin varies due to the product mix, distribution channels and geographical location of customers. Gross profit on product revenues decreased 24% to $16.0 million for the year ended June 30, 1998 from $21.0 million for the same period ended June 30, 1997. The decrease was primarily due to the lower number of FIB system sales and also due to the special charges that were recorded to cost of sales. The gross margin on product revenues, excluding the special charge of $4.0 million decreased to 38% for the year ended June 30, 1998 from 38.3% for the year ended June 30, 1997.

Gross profit on contract revenues increased to $0.63 million for the year ended June 30, 1998 as compared to $0.19 million for the same period ended June 30, 1997. The increase is due to a higher mix of commercial contract revenues during the period, which generally yield a higher profit margin. The Company's gross margin on contract revenues increased to 30.3% for the year ended June 30, 1998 from 16.8% for the year ended June 30, 1997. The increase was due to a higher mix of contract revenues from commercial entities during the period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 20% to $12.6 million for the year ended June 30, 1998 from $10.5 million for the same period ended June 30, 1997. The increase is primarily attributable to $1.4 million for additional personnel in applications support and sales, $.075 million for customer support personnel to support the expanded worldwide installed base of FIB systems and $0.2 million for the creation of a subsidiary in the UK and a branch office in Taiwan.

Research and Development Expense. The Company's research and development expense increased 9% to $6.3 million for the year ended June 30, 1998 from $5.8 million for the same period ended June 30, 1997. This increase was due to the Company's additional development activity for new products and enhancements and an increase in the number of engineering and research employees during the year. Research and development expense as a percentage of total revenues increased to 12% for the year ended June 30, 1998 from 10% for the same period ended June 30, 1997.

Employee Severance and Other One-time Charges. As a result of the slowdown in both the semiconductor and data storage industries, the Company took steps to reduce its expense levels and took a one-time charge of $998,000 in the third fiscal quarter ended March 31, 1998. Employee severance of $398,000 included costs of termination, employee assistance, COBRA health insurance and other employee benefits as a result of a workforce reduction. Other one-time charges of $600,000 consisted primarily of costs associated with asset valuation and redirected engineering projects to meet the demands of complex integrated circuits and disk drive components.

Other Expense, net. Other expense, net for the year ended June 30, 1998 consisted primarily of interest expense from the bank line of credit, long term debt, and capital lease borrowings. The increase during fiscal year 1998 was due to the entering into a term loan during the first quarter of fiscal 1998, which resulted in increased interest expense of approximately $700,000.

Income Tax Benefit (Expense). The Company's effective tax rate for fiscal 1998 was 35%.

Year 2000. Management is aware of the potential software logic anomalies associated with the year 2000 date change. The Company has taken steps to review and analyze its information technology along with its non-information technology systems in order to access the year 2000 change.

During fiscal 1998, the Company completed an inventory of its computer systems, which included questionnaires regarding hardware and software logic. The Company also analyzed its internal manufacturing, accounting, and management information systems and believes that its internal systems addresses all core year 2000 issues.

In the first half of fiscal 1999, the Company has requested documentation in the form of questionnaires from its vendors and suppliers to determine the adequacy of the year 2000 date change. Because the assessment is not complete at this time, the Company is unable to determine vendor compliance with year 2000. To date, the Company has not received any notification as to a material deficiency from any vendor or supplier.

The Company has also assessed the year 2000 compliance regarding the products it manufactures. A program is underway to test each of the products sold by the Company to customers following standards suggested to Sematech. While testing will not be completed on all products until early in calendar 1999, the Company has not encountered any significant issues based upon the preliminary data completed.

At this time, the Company expects the cost of addressing all year 2000 issues will not to have a material effect upon the Company's financial position, results of operations, or cash flows in future periods.

FISCAL 1997 COMPARED TO FISCAL 1996

Revenues. Total revenues increased by 42% to $56.0 million for the year ended June 30, 1997 from $39.5 million for the same period ended June 30, 1996. The increase was primarily due to increased product revenues as a result of increased sales of FIB systems.

Product revenues consist of revenues from the sale of systems, spare and replacement parts and services provided with respect to systems. Product revenues increased 43% to $54.8 million for the year ended June 30, 1997 as compared to $38.3 million for the same period ended June 30, 1996. The increase was due to increased sales of FIB systems resulting from increased spending by semiconductor manufacturing companies and continued market acceptance of Micrion's FIB products, particularly the MicroMill HT head trimming systems used by disk drive manufacturers and the Flip-Chip FIB systems used by semiconductor manufacturers.

Contract revenues decreased 7% to $1.16 million for the year ended June 30, 1997 from $1.25 million for the same period ended June 30, 1996. The decrease was due to the reduction of spending on a government contract during fiscal 1997. The Company expects research and development contract revenue to decrease in the future and not be a significant part of total revenues as a result of the reduction of spending by the government for research and development contracts.

Gross Profit. Total gross profit increased 41% to $21.2 million for the year ended June 30, 1997 from $15.0 million for the same period ended June 30, 1996. This increase was primarily due to an increased number of shipments of FIB systems during fiscal 1997.

The Company's gross margin varies due to the product mix, distribution channels and geographical location of customers. Gross profit on product revenues increased 40% to $21.0 million for the year ended June 30, 1997 from $15.0 million for the same period ended June 30, 1996. The increase was primarily due to the higher number of FIB system sales. The gross margin on product revenues decreased to 38% for the year ended June 30, 1997 from 39% for the year ended June 30, 1996.

Gross profit on contract revenues increased to $0.19 million for the year ended June 30, 1997 as compared to $0.005 million for the same period ended June 30, 1996. The increase is due to a higher mix of commercial contract revenues during the period, which generally yield a higher profit margin. The Company's gross margin on contract revenues increased to 17% for the year ended June 30, 1997 from 0.4% for the year ended June 30, 1996. The increase was due to a higher mix of contract revenues from commercial entities during the period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 46% to $10.5 million for the year ended June 30, 1997 from $7.2 million for the same period ended June 30, 1996. The increase is primarily attributable to additional personnel in applications support, sales, the installation of a customer call center, increases in customer support personnel to support the expanded installed base of FIB systems and the expansion of field service operations in Japan and Europe.

Research and Development Expense. The Company's research and development expense increased 36% to $5.8 million for the year ended June 30, 1997 from $4.2 million for the same period ended June 30, 1996. This increase was due to the Company's additional development activity for new products and enhancements and an increase in the number of engineering and research employees during the year. Research and development expense as a percentage of total revenues decreased to 10% for the year ended June 30, 1997 from 11% for the same period ended June 30, 1996.

Other Income and Expense. Other income and expense for the year ended June 30, 1997 consists primarily of interest expense from the bank line of credit and capital lease borrowings. Also, interest income decreased to $0.16 million for the period ended June 30, 1997 from $0.22 million for the same period ended June 30, 1996. The decrease is primarily due to a lower average cash position during the period.

Income Tax Expense. The Company's effective tax rate for fiscal 1997 was 35%.

LIQUIDITY AND CAPITAL RESOURCES

The Company had $3.3 million in cash and cash equivalents at June 30, 1998, an increase of $0.7 million from June 30, 1997.

In fiscal 1998, net cash used by operating activities amounted to $3.0 million and consisted of a decrease in inventories offset in part by a decrease in accounts payable and accrued expenses. The Company's inventories decreased $3.3 million as a result of a non-cash special charge booked to reserve against inventory values. Accounts payable decreased due to management's decision to reduce inventory purchases during the downturn in both the semiconductor and data storage industries.

Investing activities in fiscal 1998 used $0.7 million, consisting primarily of capital expenditures related to customer support, research and development and manufacturing functions.

Net cash provided by financing activities in fiscal 1998 was $4.3 million and consisted of $8.0 million from the proceeds of a long-term loan, offset primarily by a repayment of $3.3 million against the outstanding balance on the Company's working capital line of credit. At June 30, 1998, the Company had total debt outstanding of $13.0 million, which comprised $3.6 million related to the bank line of credit, $1.4 million related to capitalized lease obligations and $8.0 million related to the long-term loan. On September 22, 1998, the Company re-negotiated the long term debt and the line of credit with the bank. See Note 16 of the Notes to Consolidated Financial Statements.

The Company's existing bank line of credit provides for borrowings of up to $10.0 million. The bank line of credit expires on December 1, 1998 and is secured by the Company's assets and intellectual property. The Company may borrow up to the lesser of (i) $10 million or (ii) an amount equal to the sum of 80% of eligible accounts receivables and $2 million of eligible inventory. Under the terms of the line of credit, the Company must maintain a current ratio of not less than 1.75, a minimum net worth of $28.7 million, a debt to net worth ratio of not less than 1.25, a quick ratio of not less than 1.25, a cash flow leverage ratio of not more than 3.0, a debt service ratio of not less than 1.25, and a net profit of not less than $3.0 million. As of June 30, 1998, the Company was in violation of the profitability covenant, the cash flow leverage covenant and the debt service covenant. The Company has received a waiver of such violations from the bank. See Notes 6 and 16 of the Notes to Consolidated Financial Statements.

The Company believes that existing cash balances, together with its available and expected lines of credit, will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least through fiscal 1999.

OTHER

At June 30, 1998, the Company had available for financial statement and federal income tax purposes tax credit carryforwards of approximately $480,000. The tax credit carryforwards expire in varying amounts in the years 2003 through 2008. See Note 11 of the Notes to Consolidated Financial Statements.

Significant portions of the Company's revenues are subject to the risks associated with international sales; For the year ended June 30, 1998, 62% of the Company's revenues were international sales. Although the Company's prices are generally denominated in United States currency, customers in foreign countries usually evaluate purchases of the Company's products on the purchase price expressed in the customers' currencies. Therefore, changes in foreign currency exchange rates may adversely affect the sale of the Company's products.

In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, certain revenues, expenses, gains and losses recognized during the period are included in comprehensive income, regardless of whether they are considered to be results of operations of the period. SFAS 130, which becomes effective for the Company in its fiscal year ending June 30, 1999, is not expected to have a material impact on the consolidated financial statements of the Company. The only additional item currently to be included in comprehensive income is the Company's cumulative translation adjustment.

In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The statement defines which costs of computer software developed or obtained for internal use are capital and which costs are expensed. The Company will adopt SOP 98-1 in fiscal 2000. The adoption of SOP 98-1 is not expected to have a material impact on the consolidated financial statements.

In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." The statement is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The Company will adopt SOP 98-5 in fiscal year 2000. The adoption of SOP 98-5 is not expected to have a material impact on the consolidated financial statements.

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 in fiscal year 2000. The adoption of SFAS 133 is not expected to have a material impact on the consolidated financial statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Micrion Corporation:

We have audited the accompanying consolidated balance sheets of Micrion Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micrion Corporation and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP




Boston, Massachusetts
August 10, 1998, except for footnote 16, which is as of September 22, 1998

CONSOLIDATED BALANCE SHEETS




                                                                                                     June 30,
                                                                                               1998            1997
                                                                                            -----------     -----------
   ASSETS (note 6)
   CURRENT ASSETS:
      Cash and cash equivalents                                                             $ 3,349,100     $ 2,676,500
      Accounts receivable (notes 3, 9 and 10)                                                18,303,300      18,755,200
      Inventories (note 4)                                                                   21,689,500      24,986,200
      Prepaid expenses and other current assets                                                 635,400         668,200
      Net deferred income taxes (note 11)                                                     3,156,000       1,367,200
---------------------------------------------------------------------------------------------------------------------------
        Total current assets                                                                 47,133,300      48,453,300
---------------------------------------------------------------------------------------------------------------------------
   PROPERTY AND EQUIPMENT, net (notes 5 and 7)                                                4,711,000       5,821,000
   OTHER ASSETS, net                                                                              3,100         109,500

--------------------------------------------------------------------------------------------------------------------------
        Total assets                                                                        $51,847,400     $54,383,800
===========================================================================================================================


   LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES:
      Note payable to bank (notes 6 and 16)                                                 $ 3,605,000     $ 6,855,000
      Current portion of long-term debt (notes 6 and 16)                                      4,000,000              --
      Accounts payable                                                                        2,681,700       7,029,900
      Accrued expenses                                                                        3,566,000       4,575,100
      Accrued warranty expenses                                                               1,499,300       1,211,600
      Current installments of obligations under capital leases (note 7)                         668,000         658,700
      Customer deposits and deferred revenue                                                  1,213,900         251,000

---------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                            17,233,900      20,581,300
---------------------------------------------------------------------------------------------------------------------------

   Long-term debt, net of current portion (notes 6 and 16)                                    4,000,000              --
   Obligations under capital leases, net of current installments (note 7)                       687,700       1,354,600

   COMMITMENTS AND CONTINGENCIES (notes 7 and 14)
   STOCKHOLDERS' EQUITY (note 8):
      Preferred stock, no par value; authorized 5,000,000 shares                                     --              --
      Common stock, no par value; authorized 12,300,000 shares                               31,825,500      31,551,000
      (Accumulated deficit) retained earnings                                                (1,963,800)        876,600
      Other equity                                                                               64,100          20,300

---------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                           29,925,800      32,447,900
---------------------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                                          $51,847,400     $54,383,800
===========================================================================================================================


   See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    For the years ended June 30,
                                                                               1998            1997            1996

   Revenues:
      Product revenues (notes 9 and 10)                                     $52,583,400     $54,822,700     $38,290,000
      Contract revenues                                                       2,073,800       1,156,600       1,246,200
---------------------------------------------------------------------------------------------------------------------------
        Total revenues                                                       54,657,200      55,979,300      39,536,200
---------------------------------------------------------------------------------------------------------------------------
   Cost of revenues:
      Cost of product revenues                                               36,626,100      33,782,700      23,270,100
      Cost of contract revenues                                               1,446,100         962,400       1,241,700
---------------------------------------------------------------------------------------------------------------------------
        Total cost of revenues                                               38,072,200      34,745,100      24,511,800
---------------------------------------------------------------------------------------------------------------------------
      Gross profit                                                           16,585,000      21,234,200      15,024,400
   Operating expenses:
      Selling, general and administrative expenses                           12,595,400      10,449,500       7,179,000
      Research and development expenses                                       6,326,900       5,775,800       4,234,500
      Employee severance and other one-time charges                             998,300              --              --
---------------------------------------------------------------------------------------------------------------------------
        Total operating expenses                                             19,920,600      16,225,300      11,413,500
---------------------------------------------------------------------------------------------------------------------------
        (Loss) income from operations                                        (3,335,600)      5,008,900       3,610,900

   Other (expense) income:
      Litigation settlement expense (note 13)                                        --              --      (2,684,500)
      Interest income                                                           200,900         158,000         223,300
      Interest expense                                                       (1,192,900)       (471,600)        (93,300)
      Other                                                                     (41,800)          2,500          70,400
---------------------------------------------------------------------------------------------------------------------------
        Total other expense                                                  (1,033,800)       (311,100)     (2,484,100)
---------------------------------------------------------------------------------------------------------------------------

        (Loss) income before income taxes                                    (4,369,400)      4,697,800       1,126,800

   Benefit (provision) for income taxes (note 11)                             1,529,000      (1,648,600)        877,300
---------------------------------------------------------------------------------------------------------------------------

      Net (loss) income                                                    $ (2,840,400)   $  3,049,200    $  2,004,100
===========================================================================================================================


   (Loss) earnings per share:
      Basic                                                                      $ (.70)         $  .76          $  .51
===========================================================================================================================

      Diluted                                                                    $ (.70)         $  .72          $  .49
===========================================================================================================================


   Weighted average number of shares:
      Basic                                                                   4,056,700       4,036,400       3,923,600
===========================================================================================================================

      Diluted                                                                 4,056,700       4,218,800       4,077,200
===========================================================================================================================


   See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




                                                                                RETAINED
                                                                                EARNINGS        OTHER           TOTAL
                                                    COMMON STOCK              (ACCUMULATED     EQUITY       STOCKHOLDERS'
                                               SHARES          AMOUNT           DEFICIT)      (DEFICIT)        EQUITY
---------------------------------------------------------------------------------------------------------------------------
   BALANCE, June 30, 1995                     3,901,326     $ 28,814,400     $  (4,176,700) $    (700)     $ 24,637,000
   Issuance of common stock
      pursuant to employee
      stock purchase plan                         6,536           58,800                --         --            58,800
   Issuance of common stock
      pursuant to employee
      stock option plan                           1,750           19,100                --         --            19,100
   Issuance of common stock
      pursuant to settlement
      of litigation (note 13)                   119,202        2,534,500                --         --         2,534,500
   Effect of foreign currency
      translation                                    --               --                --    (45,500)          (45,500)
   Decrease in loans to
      shareholders                                   --               --                --     33,000            33,000
   Amortization of unearned
      compensation (note 8)                          --               --                --     15,800            15,800
   Net income                                        --               --         2,004,100         --         2,004,100

---------------------------------------------------------------------------------------------------------------------------

   BALANCE, June 30, 1996                     4,028,814       31,426,800        (2,172,600)     2,600        29,256,800
   Issuance of common stock
      pursuant to employee
      stock purchase plan                        10,217          107,400                --         --           107,400
   Issuance of common stock
      pursuant to employee
      stock option plan                           1,531           16,800                --         --            16,800
   Effect of foreign currency
      translation                                    --               --                --     13,700            13,700
   Amortization of unearned
      compensation (note 8)                          --               --                --      4,000             4,000
   Net income                                        --               --         3,049,200         --         3,049,200

---------------------------------------------------------------------------------------------------------------------------

   BALANCE, June 30, 1997                     4,040,562       31,551,000           876,600     20,300        32,447,900
   Issuance of common stock
      pursuant to employee
      stock purchase plan                        13,604          181,300                --         --           181,300
   Issuance of common stock
      pursuant to employee
      stock option plan                           8,633           93,200                --         --            93,200
   Effect of foreign currency
      translation                                    --               --                --     42,700            42,700
   Amortization of unearned
      compensation (note 8)                          --               --                --      1,100             1,100
   Net loss                                          --               --        (2,840,400)        --        (2,840,400)

---------------------------------------------------------------------------------------------------------------------------

   BALANCE, JUNE 30, 1998                     4,062,799      $31,825,500       $(1,963,800)   $64,100       $29,925,800
===========================================================================================================================


   See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    For the years ended June 30,
                                                                                1998            1997            1996
---------------------------------------------------------------------------------------------------------------------------
   Cash flows from operating activities:
      Net (loss) income                                                     $(2,840,400)    $ 3,049,200     $ 2,004,100
      Adjustments to reconcile net income to net cash
        used by operating activities:
           Depreciation and amortization                                      1,946,700       1,596,400         795,800
           Unearned compensation                                                  1,100           4,000          15,800
           (Increase) decrease in deferred income taxes                      (1,788,900)        448,800      (1,346,400)
           Litigation settlement                                                     --              --       2,534,500
           Changes in operating assets and liabilities:
              Accounts receivable                                               451,600      (7,653,800)     (1,380,500)
              Inventories                                                     3,296,700      (2,505,200)    (11,908,000)
              Prepaid expenses and other current assets                          38,000         (41,900)       (361,600)
              Accounts payable                                               (4,348,200)        557,200       3,198,000
              Accrued expenses                                               (1,009,100)      1,679,000       1,233,100
              Accrued warranty expenses                                         280,200         (34,500)        717,600
              Customer deposits and deferred income                             962,900        (138,000)         33,500

---------------------------------------------------------------------------------------------------------------------------
      Net cash used by operating activities                                  (3,009,400)     (3,038,800)     (4,464,100)
---------------------------------------------------------------------------------------------------------------------------

   Cash flows from investing activities:
      Purchase of property and equipment                                     (1,767,800)     (2,914,900)     (1,705,000)
      Disposition of property and equipment                                   1,117,500              --              --
      Increase in other assets                                                  (82,000)        (42,000)         (1,100)
---------------------------------------------------------------------------------------------------------------------------
      Net cash used by investing activities                                    (732,300)     (2,956,900)     (1,706,100)
---------------------------------------------------------------------------------------------------------------------------

   Cash flows from financing activities:
      Proceeds from capital lease obligations                                        --         494,400       1,106,600
      Repayments of capital lease obligations                                  (659,200)       (564,000)       (147,700)
      Net (repayments) borrowings from line of credit                        (3,250,000)      6,515,000         340,000
      Net proceeds from long-term debt issuance                               7,960,000              --              --
      Proceeds from sale of common stock, net                                   274,500         124,000          77,900
---------------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                               4,325,300       6,569,400       1,376,800
---------------------------------------------------------------------------------------------------------------------------

   Effect of exchange rate changes on cash                                       89,000          21,600          23,500
---------------------------------------------------------------------------------------------------------------------------
   Increase (decrease) in cash and cash equivalents                             672,600         595,300      (4,769,900)
   Cash and cash equivalents, beginning of year                               2,676,500       2,081,200       6,851,100
---------------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents, end of year                                   $ 3,349,100     $ 2,676,500     $ 2,081,200
===========================================================================================================================

   SUMMARY OF NONCASH FINANCING TRANSACTIONS:
      Equipment acquired under capital lease                                         --     $ 1,058,500     $  689,300
===========================================================================================================================

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the year for:
      Interest                                                              $ 1,131,600       $ 440,000       $  56,400
===========================================================================================================================
      Income taxes                                                          $   661,000       $ 953,000       $ 154,100
===========================================================================================================================


   See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. NATURE OF BUSINESS

Micrion Corporation (the "Company") and its subsidiaries are engaged in the development, production and marketing of capital equipment used in the manufacturing and processing of semiconductor and other high technology devices.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Principles of Consolidation

The consolidated financial statements include the accounts of Micrion Corporation and its wholly owned subsidiaries, Micrion Japan Corporation KK, Micrion GmbH, Micrion Corporation Limited and Micrion Foreign Sales Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

B. Inventories

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined using the first-in, first-out (FIFO) method.

C. Revenue Recognition

Product revenues are recorded at the time of factory acceptance by the customer, with the exception of certain systems with significant engineering costs, which are accounted for under the percentage-of-completion accounting method. Sales of spare parts are recorded at the time of shipment and maintenance service revenues are billed in advance as deferred revenue and are recognized as the service is performed.

Contract revenues are accounted for under the percentage-of-completion accounting method. Losses are recognized in full when they become known.

D. Property and Equipment

Property and equipment is stated at cost. Depreciation and amortization of property and equipment, leasehold improvements and assets under capital leases are provided by straight-line or accelerated methods over the estimated useful lives of the respective assets as follows:

   Furniture and fixtures                          7 - 10 years
   Computer, engineering and production equipment  3 - 7 years
   Sales demonstration systems                     5 years
   Leasehold improvements                          5 - 10 years
   Property under capital leases                   3 - 5 years





License fees, which are included in other assets, are amortized using the straight-line method over their estimated useful life, generally five years.

In accordance with Financial Accounting Standards Board No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined that the carrying amount of an asset cannot be fully recovered, an impairment loss is recognized.

E. Stock-Based Compensation

In 1997, the Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," (SFAS 123), which established financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Therefore, the adoption of SFAS 123 was not material to the Company's financial condition or results of operations. However, the pro forma impact on net income (loss) has been disclosed in the Notes to Consolidated Financial Statements as required by SFAS 123.

F. Research and Development

Expenditures for research and development are charged against operations as incurred. For the years ended June 30, 1998, 1997 and 1996, aggregate research and development costs were $7,313,200, $6,439,300 and $5,132,100, respectively, including $986,300, $663,500 and $897,600, respectively, of costs recovered under research and development contracts.

G. Foreign Currency Translation

Assets and liabilities of the Company's foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at average rates in effect during the period. The resulting translation adjustment is reflected within other equity on the consolidated balance sheets. Transaction gains and losses are reflected in the consolidated statements of operations and are immaterial.

H. Net (Loss) Earnings Per Share

In December 1997, the Company adopted Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," (SFAS 128). All previously reported earnings per share information presented has been restated to reflect the impact of adopting SFAS 128.

Under SFAS 128, basic net (loss) earnings per common share is computed by dividing net (loss) earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net (loss) earnings per common share reflect the maximum dilution that would have resulted from the assumed exercise and share repurchase related to dilutive stock options and is computed by dividing net (loss) earnings by the weighted average number of common shares and all dilutive securities outstanding.

I. Cash Equivalents

Cash equivalents consist of short-term investments with original maturities of three months or less.

J. Fair Value of Financial Instruments

The carrying value for cash and cash equivalents, accounts receivable, accounts payable, capital lease obligations and short-term debt approximates fair value because of the short maturity of these instruments. Long term debt approximates fair value due to variable interest rates.

K. Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of temporary cash and cash equivalents and accounts receivable. The Company invests its excess cash primarily in high quality securities of short duration and limits the amount of credit exposure to any one financial institution. The Company also provides credit, in the normal course of business, primarily to large multinational corporations. Credit risk on trade receivables is minimized as the result of the strong financial position of the Company's customer base.

L. Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

M. New Accounting Pronouncements

In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Under this concept, certain revenues, expenses, gains and losses recognized during the period are included in comprehensive income, regardless of whether they are considered to be results of operations of the period. SFAS 130, which becomes effective for the Company in its fiscal year ending June 30, 1999, is not expected to have a material impact on the consolidated financial statements of the Company. The only additional item currently to be included in comprehensive income is the Company's cumulative translation adjustment.

In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The statement is effective for fiscal years beginning after December 15, 1998. Earlier application is encouraged in fiscal years for which annual financial statements have not been issued. The statement defines which costs of computer software developed or obtained for internal use are capital and which costs are expensed. The Company will adopt SOP 98-1 in fiscal 2000. The adoption of SOP 98-1 is not expected to materially impact the consolidated financial statements.

In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." The statement is effective for fiscal years beginning after December 15, 1998. The statement requires costs of start-up activities and organization costs to be expensed as incurred. The Company will adopt SOP 98-5 in fiscal year 2000. The adoption of SOP 98-5 is not expected to materially impact the consolidated financial statements.

In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement requires companies to recognize all derivatives as either assets or liabilities, with the instruments measured at fair value. The accounting for changes in fair value, gains or losses, depends on the intended use of the derivative and its resulting designation. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company will adopt SFAS 133 in fiscal year 2000. Adoption of SFAS 133 is not expected to have a material impact on the consolidated financial statements.

3. ACCOUNTS RECEIVABLE

Accounts receivable consist of:

                                                     June 30,
                                              1998              1997
------------------------------------------------------------------------
Trade accounts                             $16,842,200       $15,655,400
Billed:
   Research and development
     contracts in progress                      50,600           190,700
Unbilled:
   Product revenues with significant
     engineering costs                       1,320,400         2,791,000
   Research and development
     contracts in progress                      90,100           118,100

------------------------------------------------------------------------
   Total receivables                       $18,303,300       $18,755,200
========================================================================

4. INVENTORIES

Inventories consist of:

                                           June 30,
                                    1998              1997
--------------------------------------------------------------
Raw materials and
   manufactured parts, net       $ 9,217,200       $14,429,800
Work in process                    7,829,000         8,863,600
Finished goods                     4,643,300         1,692,800
--------------------------------------------------------------
   Total inventories             $21,689,500       $24,986,200
==============================================================

5. PROPERTY AND EQUIPMENT

Property and equipment consists of:

                                                 June 30,
                                            1998         1997
---------------------------------------------------------------
Furniture and fixtures                   $ 820,700    $ 708,400
Computer, engineering and
   production equipment                  6,317,900    5,872,400
Sales demonstration systems                     --      345,200
Leasehold improvements                     590,200      536,900
Property under capital lease             3,464,300    3,473,300
---------------------------------------------------------------
                                        11,193,100   10,936,200
Accumulated depreciation and
   amortization                         (6,482,100)  (5,115,200)
---------------------------------------------------------------
   Net property and equipment           $4,711,000   $5,821,000
===============================================================

At June 30, 1998 and 1997, accumulated amortization for property under capital lease was $2,172,700 and $1,494,100 respectively.

6. INDEBTEDNESS

On November 17, 1995, the Company modified its line of credit agreement with Fleet Bank, N.A. to provide borrowings up to $5.0 million. Amounts borrowed bore interest at the bank's prime rate. On May 16, 1996, the Company entered into a second modification of the line of credit agreement to provide borrowings up to $10.0 million. Amounts borrowed bear interest at the bank's prime rate (8.5% at June 30, 1998). At June 30, 1998 and 1997, $3,605,000 and $6,855,000,
respectively, were outstanding against the line of credit.

The bank line of credit expires on December 1, 1998 and is secured by the Company's assets and intellectual property. The Company may borrow up to the lesser of (i) $10 million or (ii) an amount equal to the sum of 80% of eligible accounts receivable and $2 million of eligible inventory. Under the terms of the agreement, the Company must maintain certain covenants. As of June 30, 1998 the Company is in violation of three covenants. The Company has received a waiver for such covenant violations. See note 16.

In July 1997, the Company entered into a secured long-term debt loan agreement with Fleet Bank, N.A. for $8,000,000. The loan is secured by the Company's assets and intellectual property. The term loan bears interest at the bank's prime rate plus 1.5% (10% at June 30, 1998). This agreement with the bank calls for eight quarterly payments of $1,000,000 starting in the quarter ending September 30, 1998 through the quarter ending June 30, 2000. The proceeds were used to pay down a portion of the then outstanding balance on the line of credit. See note 16.

7. LEASES

The Company occupies facilities under operating leases. During fiscal 1995, the Company's headquarters lease was renegotiated with the expiration date extended to February 2005. During fiscal 1997, the Company entered into a second operating lease, expiring in July 2001, to expand its manufacturing capacity. Rent expense was approximately $877,800, $832,500 and $592,900 for the years ended June 30, 1998, 1997 and 1996, respectively. Capital lease obligations consist of amounts due under equipment leases expiring in fiscal 2001. Property under capital lease consists primarily of computers, engineering equipment, marketing demonstration systems and related software.

At June 30, 1998, future minimum lease payments under these non-cancelable agreements are as follows:

                                           Capital    Operating
Year ending June 30:                         Lease        Lease
------------------------------------------------------------------
   1999                                   $737,300   $1,933,500
   2000                                    583,100    1,919,500
   2001                                    134,500    1,611,300
   2002                                         --    1,158,100
   2003-2005                                    --    1,342,600
------------------------------------------------------------------
   Minimum future lease payments         1,454,900   $7,965,000
==================================================================

Less amounts representing interest         (99,200)
------------------------------------------------------------------
   Present value of minimum
    future lease payments                1,355,700
Less current installments                 (668,000)
------------------------------------------------------------------
   Obligations under capital lease,
    net of current installments           $687,700
==================================================================


In addition, the Company is responsible for additional operating expenses incurred by the lessor under the operating leases. Such expenses are approximately $185,000, annually.

8. STOCKHOLDERS' EQUITY

A. Preferred Stock

On March 31, 1994, the stockholders approved the creation of a new undesignated class of preferred stock consisting of 5,000,000 shares, no par value. No shares of this class of preferred stock have been issued as of June 30, 1998.

B. Common Stock

In August 1993, the Board of Directors voted to adopt the 1993 Common Stock Incentive Plan which provides for the award of up to 500,000 shares of common stock to key employees and consultants. As of June 30, 1998, 429,698 shares of stock have been awarded. The shares vest over a period of two to five years depending on the employee's years of service with the Company. For the years ended June 30, 1998, 1997 and 1996, the Company recorded $1,100, $4,000 and $15,800, respectively, as compensation expense in connection with these awards.

In conjunction with its 1994 initial public offering (IPO), the Company issued warrants to the underwriters for the purchase of an aggregate of 100,000 shares of common stock at a price of $6.60 per share. The warrants are exercisable beginning May 10, 1995 through May 10, 1999. As of June 30, 1998, none have been exercised.

C. Rights Agreement


On August 4, 1997, the Company distributed a dividend of one purchase right ("Right") for every outstanding share of the Company's common stock. The terms of the Rights are set forth in a Rights Agreement dated as of July 30, 1997 (the "Rights Agreement") between the Company and BankBoston, N.A. The Rights Agreement provides for the issuance of one Right for every share of common stock issued and outstanding on August 4, 1997 and for each share of



Stock option transactions for the Omnibus Stock Plan were as follows:                                      Weighted average
                                                                               Shares of                  exercise price of
                                                                            common stock                  shares under plan
---------------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1995                                                     163,390                             $11.09
---------------------------------------------------------------------------------------------------------------------------
Granted                                                                          240,000                              10.65
Exercised                                                                         (1,750)                             10.91
Canceled                                                                            (875)                             10.75
---------------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1996                                                     400,765                              10.83
---------------------------------------------------------------------------------------------------------------------------
Granted                                                                           63,000                              10.00
Exercised                                                                         (1,531)                             10.95
Canceled                                                                          (1,219)                             10.93
---------------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1997                                                     461,015                               9.35
---------------------------------------------------------------------------------------------------------------------------
Granted                                                                          443,800                              15.00
Exercised                                                                         (8,633)                             10.80
Canceled                                                                        (237,211)                             18.68
---------------------------------------------------------------------------------------------------------------------------
Outstanding at June 30, 1998                                                     658,971                             $10.73
---------------------------------------------------------------------------------------------------------------------------

The following statement summarizes information concerning currently outstanding and exercisable options as of June 30, 1998:

                               Options outstanding                                                 Options exercisable
                                              Weighted average
                                                     Remaining          Weighted                                   Weighted
                Range of              Number  contractual life           average                    Number          average
         Exercise prices         outstanding           (years)    exercise price               exercisable   exercise price
---------------------------------------------------------------------------------------------------------------------------
           $ 9.50-$10.75             290,543              7.60            $10.42                   185,448           $10.48
           $10.76-$20.00             368,038              8.43             10.96                   160,289            11.04
           $20.01-$30.00                 390              1.93             30.00                       390            30.00
---------------------------------------------------------------------------------------------------------------------------
                                     658,971                                                       346,127
---------------------------------------------------------------------------------------------------------------------------

common stock which is issued or sold after that date and prior to the Distribution Date (as defined below).

Each Right entitles the holder to purchase from the Company one one-thousandth of a share of a Series A Junior Preferred Stock, $.01 par value, of the Company, at a price of $90 per one one-thousandth of a share, subject to the adjustments in certain events. The Rights will expire on July 30, 2007, or upon the earlier redemption of the Rights, and are not exercisable until the Distribution Date.

The Rights will separate from the Common Stock on the Distribution Date. Unless otherwise determined, the Distribution Date will occur on the earlier of (i) the tenth business day following the date of a public announcement that a person has acquired or obtained the rights to acquire beneficial ownership of 15% or more of the outstanding shares of Common Stock or (ii) the tenth business day following commencement of a tender offer or exchange offer that would result in any person owning 15% or more of the outstanding Common Stock.

D. Stock Options and Stock Purchase Plan

On May 8, 1990, the Company adopted the 1990 Nonqualified Stock Option Plan. Four hundred eighty-five (485) shares of common stock are reserved for issuance under this plan. At June 30, 1998, 390 options to purchase common stock at $30 per share were outstanding, all of which are exercisable. There has been no activity under the plan in fiscal 1998, 1997 or 1996.

On March 31, 1994, the Company's stockholders approved the 1994 Omnibus Stock Plan which provided for the issuance of up to 200,000 shares of common stock pursuant to the grant of incentive stock options to employees and the grant of nonqualified options or restricted stock to employees, consultants, directors and officers of the Company. The stockholders also approved the 1994 Employee Stock Purchase Plan which provides for the sale of up to 100,000 shares of common stock to eligible employees at a price at the lesser of 85% of fair market value at either the date of grant or the date of exercise. On November 3, 1995 and November 3, 1997, the Company's shareholders approved amendments to the Company's 1994 Omnibus Stock Plan increasing the aggregate number of shares issuable under such plan from 200,000 to 500,000 shares and from 500,000 to 1,000,000 shares, respectively.

On November 17, 1994, the Company's stockholders approved the 1994 Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the issuance of a maximum amount of 50,000 shares of common stock pursuant to the grant of stock options to eligible directors of the Company at an exercise price equal to the fair market value of the common stock on the date of grant. As of June 30, 1998, 30,000 options have been granted under this plan at a weighted average exercise price of $14.63 per share, of which 25,625 shares were exercisable and none of which have been exercised.

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option and employee stock purchase plans. Accordingly, no compensation expense has been recognized in the consolidated financial statements for such plans. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, "Accounting for Stock-based Compensation," the Company's net income would have been reduced to the pro forma amounts indicated below:

                                           1998         1997
---------------------------------------------------------------
Net (loss) income:
   As reported                         ($2,840,400)  $3,049,200
   Pro forma                            (3,206,100)   2,571,900

The following assumptions were used in the calculation of these values for fiscal 1998 and 1997: volatility of 82.01% and 177.3%, risk free interest rate of 6.00 and 5.89% and expected life of 5.0 and 4.0 years, respectively. The effect of applying SFAS 123 as shown in the above pro forma disclosure is not representative of the pro forma effect of net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to fiscal 1996.

D. EPS Reconciliation

The reconciliation of the numerators and denominators of the basic and diluted net (loss) income per common share computations for the Company's reported net
(loss) income is as follows:

                               Net (loss)               Per Share
Year ended June 30, 1998           income     Shares      Amount
-----------------------------------------------------------------
Basic net loss per share      $(2,840,400)   4,056,700    ($0.70)
Net additional common shares
  upon exercise of common
  stock options                         --          --        --
-----------------------------------------------------------------
Diluted net loss per share    $(2,840,400)   4,056,700    ($0.70)
=================================================================

Year ended June 30, 1997
Basic net income per share     $3,049,200    4,036,400     $0.76
Net additional common shares
  upon exercise of common
  stock options                        --      182,400        --

-----------------------------------------------------------------

Diluted net income per share   $3,049,200    4,218,800     $0.72
=================================================================

Year ended June 30, 1996
Basic net income per share     $2,004,100    3,923,600     $0.51
Net additional common shares
  upon exercise of common
  stock options                        --      153,600        --

-----------------------------------------------------------------
Diluted net income per share   $2,004,100    4,077,200     $0.49
=================================================================


For the year ending June 30, 1998, net additional common shares upon exercise of common stock options outstanding of 208,300 were not included in the calculations of diluted net (loss) income per share because the effects were anti-dilutive.

9. MARKETING AGREEMENT

In March 1988, the Company entered into a marketing agreement with a Japanese distributor, Tokyo Electron Limited ("TEL"). The agreement grants TEL the right to market, distribute, sell and service in Japan the Company's focused ion beam products. The agreement will remain in force unless terminated by mutual written agreement or 60 days written notice by either party. For the years ended June 30, 1998, 1997 and 1996, sales of $13,578,300, $8,321,500 and $8,044,700, respectively, were made to TEL. At June 30, 1998 and 1997, receivables of $1,468,800 and $2,151,000, respectively, were due.

10. GEOGRAPHIC AND CUSTOMER INFORMATION

The following table summarizes the geographic distribution of the Company's revenues:

                             For the years ended June 30,
Total revenue:               1998         1997         1996
---------------------------------------------------------------
   North America          $20,978,000  $20,363,600  $12,402,200
   Far East exports        23,561,800   29,158,300   23,260,800
   Other foreign exports   10,117,400    6,457,400    3,873,200
---------------------------------------------------------------
    Total revenues        $54,657,200  $55,979,300  $39,536,200
===============================================================



The following table summarizes sales to significant customers stated as a percentage of total revenues:

                                 1998         1997         1996
----------------------------------------------------------------
   Company A                       25%          15%          20%
   Company B                       15%          10%          35%
   Company C                       --           25%          --
----------------------------------------------------------------
                                   40%          50%          55%
================================================================

At June 30, 1998, Company A and B represented 27% of total accounts receivable.

11. INCOME TAXES

The components of the net deferred tax assets recognized in the consolidated balance sheets are as follows:

                                              June 30,
                                          1998         1997
----------------------------------------------------------------
Deferred tax assets                     $3,282,000   $1,583,300
Deferred tax liabilities                  (126,000)    (216,100)
----------------------------------------------------------------
   Net deferred tax assets              $3,156,000   $1,367,200
================================================================

The approximate tax effect of temporary differences and tax credit carry forwards is as follows:

                                                  June 30,
Deferred tax assets                           1998         1997
---------------------------------------------------------------
Reserves                                $2,802,000   $1,098,600
Tax credit carryforwards                   480,000      484,700
---------------------------------------------------------------
   Deferred tax assets                  $3,282,000   $1,583,300
===============================================================


The deferred tax liabilities relate to property and equipment, principally the difference between book and tax depreciation expense.

The amount recorded as net deferred tax assets as of June 30, 1998 represents the amount of tax benefits of existing deductible temporary differences or carryforwards that are more likely than not to be realized through the generation of sufficient future taxable income within the carryforward period. The Company believes that the net deferred tax asset of $3,156,000 at June 30, 1998 will more likely than not be realized in the carryforward period using anticipated results from operations. The Company continuously re-evaluates the recoverability of deferred tax assets.

The components of the benefit (provision) for income taxes are as follows:

                                        For the years ended June 30,
Total revenue:                   1998               1997               1996
--------------------------------------------------------------------------------
Federal:
   Current                    $  (250,000)       $(1,065,000)       $  (360,700)
   Deferred                     1,594,000           (266,700)         1,067,800
State:
   Current                         (9,000)          (120,000)           (74,900)
   Deferred                       196,000           (182,300)           278,600
Foreign:
   Current                         (2,000)           (14,600)           (33,500)
   Deferred                          --                 --                 --
--------------------------------------------------------------------------------
Benefit (provision) for
  income taxes                $ 1,529,000        $(1,648,600)       $   877,300
================================================================================

The actual income tax benefit (provision) differs from the "expected" income tax expense computed by applying the U.S. Federal corporate tax rate of 34% to income before benefit (provision) for income taxes as follows:

                                                   For the years ended June 30,
Total revenue:                              1998               1997               1996
-------------------------------------------------------------------------------------------
Computed "expected" income
  tax benefit (expense)                  $ 1,486,000        $(1,597,300)       $  (383,100)
Reduction (increase)
   in income taxes resulting from:
   State taxes, net of federal
    income tax benefit                       120,000           (153,800)           (46,200)
   Foreign taxes                              (2,000)           (16,400)           (66,900)
   Foreign sales corporation
    benefit                                  (15,800)           298,500            204,900
   Litigation settlement                        --                 --             (861,800)
   Other                                     (59,200)          (179,600)           174,000
   Change in valuation
    allowance                                   --                 --            1,856,400
-------------------------------------------------------------------------------------------
   Benefit (provision) for
    income taxes                         $ 1,529,000        $(1,648,600)       $   877,300
===========================================================================================

For income tax purposes, the Company has tax credit carryforwards of approximately $480,000 at June 30, 1998. The tax credit carryforwards expire in varying amounts in the years 2003 through 2008. The Company expects to utilize the full amount of its tax credit carryforwards.

12. EMPLOYEE BENEFIT PLAN

The Company has a tax-qualified employee savings and retirement plan under Internal Revenue Code Section 401(k) ("Plan"), covering all of the Company's employees following three months of service and attainment of the age of 18. Participants may elect to contribute to the Plan up to the lesser of the statutorily prescribed annual limit or 20% of their pre-tax compensation. The Plan permits, but does not require, additional matching contributions by the Company on behalf of all participants in the Plan. Effective January 1, 1996 the Company began matching one half of each employee's contribution up to 3% of their salary. For fiscal 1998 and 1997, the company made matching contributions of $307,900 and $272,000, respectively, to the plan.

13. SETTLEMENT OF LITIGATION

On May 7, 1996, the Company reached settlement with KLA Instruments Corporation of litigation initiation by KLA in December, 1993, which alleged that the Company had failed to abide with the Massachusetts Business Corporation Law and its Articles of Organization in connection with the refinancing and recapitalization of the Company during the period June through August 1993. Under the terms of the noncash settlement, the Company issued 119,202 shares of Micrion common stock in exchange for the release of all claims in the litigation, and recorded the related expense of $2,684,500 in the fiscal 1996 fourth quarter.


14. LITIGATION

During fiscal 1997, two complaints were filed in the U.S. district Court for the District of Massachusetts against the Company and certain of its officers, which complaints were subsequently amended and consolidated. The consolidated complaint purports to be brought on behalf of a class of purchasers of the Company's common stock from April 26, 1996 through June 21, 1996. It asserts claims for violations under the federal securities laws, alleging that the Company made false and misleading statements to the public concerning the nature of its sales agreement with a customer. The Company filed a motion to dismiss the consolidated complaint

15. UNAUDITED INTERIM FINANCIAL INFORMATION

Quarterly financial information is as follows:

                                                                      (in thousands, except per share data)
         For the quarters ended                         September 30,      December 31,        March 31,          June 30,
---------------------------------------------------------------------------------------------------------------------------
         Year ended June 30, 1998
            Revenues                                          $14,778           $14,565          $11,941          $ 13,373
            Gross profit                                        5,484             6,046            4,470               585
            Net income (loss)                                     636               640           (1,255)           (2,861)
            Net income (loss) per share                           .15               .15              .31             (.70)
---------------------------------------------------------------------------------------------------------------------------
         Year ended June 30, 1997
            Revenues                                          $13,241           $13,394          $14,123           $15,221
            Gross profit                                        5,269             5,550            5,217             5,198
            Net income                                            982               993              542               532
            Net income per share                                  .24               .24              .13               .13

Note:  Due to rounding, some totals may not add.

for failure to state a claim. This motion was denied on April 30, 1997. Thereafter, actual discovery was completed and the Company has filed a motion for summary judgment to dismiss the case, which is pending before the court. The Company believes the consolidated complaint to be without merit and intends to continue to vigorously defend itself against the claims. There can be no assurance, however, that the company will be successful in defending this lawsuit or that money damages, if awarded, would not have a material adverse effect on the Company.

16. SUBSEQUENT EVENT

On September 22, 1998 the Company modified its line of credit and long term loan with Fleet Bank, N.A. In connection with the modification, the bank agreed to waive the violations at June 30, 1998 of the three loan covenants described in note 6. The Company and the bank also agreed to changes in the various loan covenants and the terms of the long-term note. Under the terms of the new agreement, twelve quarterly payments of $667,000 are required starting in quarter ending September 30, 1998 through September 30, 2001. Also, the bank extended the expiration of the line of credit to December 1, 1999.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The following are the names, ages, positions with the Company and a brief description of the business experience during the last five years of the directors and executive officers of the Company.

NAME                         AGE    POSITION AND BUSINESS EXPERIENCE

Thomas W. Folger.........    70     Director.
                                    Mr. Folger, a Director of the Company since
                                    1985, has been a General Partner of the sole
                                    General Partner of DeMuth, Folger &
                                    Wetherill, a venture capital firm, since its formation in 1994, and a General Partner of the sole General Partner of DeMuth, Folger &
                                    Terhune, a venture capital firm, since its formation in 1983. Prior to 1983, Mr. Folger was Vice President and a member of the Board of Directors of Kidder, Peabody & Co.
                                    Incorporated. Mr. Folger is a director of IEC Electronics Corp., a provider of contract manufacturing services for electronics companies.

Louis P. Valente.........    68     Director.
                                    Mr. Valente, a Director of the Company since
                                    1989, became a director of Palomar Medical
                                    Technologies, Inc., a publicly held company, in February, 1997, and in May, 1997, he was elected President and Chief Executive
                                    Officer of Palomar. Palomar designs,
                                    manufactures and sells cosmetic lasers and operates centers for cosmetic treatments. He was a Senior Vice President of Acquisitions,
                                    Mergers and Investments of EG&G, Inc., a diversified high technology company, from
                                    1991 until his retirement in 1995, and was Vice President of Corporate Development from
                                    1984 through 1991. Mr. Valente, a certified public accountant, is also a director of several privately held companies.

Charles M. McKenna.......    53     Director.
                                    Mr. McKenna, a Director of the Company since
                                    1995, has been Vice President of Varian
                                    Semiconductor Equipment and General Manager of Varian's Ion Implant Systems, a semiconductor equipment manufacturer, since
                                    1989. He has previously held technical
                                    positions with Varian Corporation, IBM and Hughes Research Laboratories.

Nicholas P. Economou.....    49     Chairman, Director, President and Chief
                                    Executive Officer.
                                    Dr. Economou has been President and a
                                    Director of the Company since February 1990,
                                    Chief Executive Officer since August 1993 and Chairman of the Board since November
                                    1997. Dr. Economou joined the Company in
                                    1984 as the Director of Engineering and was subsequently promoted to Vice President,
                                    Engineering, prior to becoming President.
                                    Dr. Economou has been a director of Palomar
                                    Medical Technologies, Inc. since November
                                    13, 1997.

David M. Hunter..........    54     Vice President, Finance and Administration,
                                    Chief Financial Officer and Treasurer.
                                    Mr. Hunter has been Vice President, Finance and Administration of the Company, since
                                    January 1993. Mr. Hunter joined the Company in 1984 as Treasurer.

Charles J. Libby.........    53     Vice President, Engineering.
                                    Mr. Libby has been Vice President,
                                    Engineering, since August 1993. Mr. Libby joined the Company in 1989 as Director of Software Engineering and was subsequently promoted to Director of Engineering prior to becoming Vice President, Engineering.

John A. Doherty..........    52     Senior Vice President, Marketing.
                                    Mr. Doherty has been Senior Vice President,
                                    Marketing, since January 1997 and was Vice
                                    President, Marketing, from 1983 to January
                                    1997, and was a Director of the Company from 1983 to 1988, from 1991 to 1993 and from
                                    1994 until 1996.

Billy W. Ward............    45     Director and Senior Vice President, Chief
                                    Engineer.
                                    Mr. Ward has been Senior Vice President and
                                    Chief Engineer since January 1996 and was
                                    Vice President and Chief Engineer from 1983 to January 1996 and a Director of the Company from 1983 to 1984, from 1988 to 1991, from 1993 to 1994 and since November
                                    1996.

Robert K. McMenamin......    56     Vice President, Sales.
                                    Mr. McMenamin has been Vice President,
                                    Sales, since 1990. Mr. McMenamin joined the
                                    Company in 1988 as Sales Manager.

Frank Frontiero..........    44     Vice President, Manufacturing.
                                    Mr. Frontiero has been Vice President,
                                    Manufacturing, since November 1996. Prior to that time, he served in various capacities since joining the Company in 1984 and was Director of Manufacturing, from January 1994 to November 1996.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's officers and directors and persons who own more than ten percent of its common stock to file reports with the Securities and Exchange Commission disclosing their ownership of stock in the Company and changes in such ownership. Copies of such reports are also required to be furnished to the Company. Based solely on a review of the copies of such reports received by it, the Company believed that, during fiscal 1998, all such filing requirements were complied with.

ITEM 11.          EXECUTIVE OFFICER COMPENSATION.

         The following summary compensation table sets forth the compensation paid or accrued for services rendered in fiscal 1998, 1997 and 1996 to the chief executive officer and the other four most highly compensated executive officers of the Company (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                  ------------
                                                                                  COMPENSATION
                                                                                  ------------
                                                ANNUAL COMPENSATION                  AWARDS
                                       --------------------------------------     ------------
                                                                 OTHER ANNUAL      SECURITIES      ALL OTHER
       NAME AND            FISCAL                    BONUS(s)    COMPENSATION      UNDERLYING    COMPENSATION
  PRINCIPAL POSITION        YEAR       SALARY ($)      ($)          ($)(1)         OPTIONS (#)        ($)
  ------------------       ------      ----------    --------    ------------     ------------   ------------

Nicholas P. Economou -      1998       $200,761      $    --       $10,800            30,000        $5,764(2)
Chairman, President and     1997        183,268       25,000        10,800            20,000         6,590
Chief  Executive Officer    1996        159,716       50,000        10,800            35,000         3,432

John A. Doherty -           1998        176,379(3)        --        10,800            10,000         3,983(4)
Senior Vice President,      1997        155,785(5)        --        10,800             6,667         3,865
Marketing                   1996        146,076(6)    10,000        11,145             7,500        16,086

Robert K. McMenamin -       1998        159,238(7)        --        10,800            10,000         3,636(8)
Vice President, Sales       1997        188,394(9)        --        10,800             6,666         3,515
                            1996        144,239(10)    7,000        10,800             5,000         1,948

Billy W. Ward -             1998        150,587           --            --             5,000         5,453(11)
Senior Vice President       1997        150,587       10,000            --                --         5,540
Chief Engineer              1996        126,547       18,000            --            50,000        19,790

Charles J. Libby -          1998        125,468           --            --            10,000         4,544(12)
Vice President,             1997        118,001       10,000            --             6,667         4,320
Engineering                 1996        107,432       20,000            --             5,000         2,259


---------
(1)    Includes annual personal car allowance in the amount of $10,800.
(2) Consists of (i) insurance premiums with respect to term life insurance in the amount of $1,092 and (ii) Company contributions to 401(k) account in the amount of $4,672.
(3)    Includes sales commissions in the amount of $65,966.
(4) Consists of (i) insurance premiums with respect to term life insurance in the amount of $686, (ii) Company contributions to 401(k) account in the amount of $3,297.
(5)    Includes sales commission in the amount of $49,802.

(6)    Includes sales commissions in the amount of $45,943.
(7)    Includes sales commissions in the amount of $58,847.
(8) Consists of (i) insurance premiums with respect to term life insurance in the amount of $624 and (ii) Company contributions to 401(k) account in the amount of $3,012.
(9)    Includes sales commissions in the amount of $92,038.
(10)   Includes sales commissions in the amount of $53,166.
(11) Consists of (i) insurance premiums with respect to term life insurance in the amount of $936 and (ii) Company contributions of 401(k) account in the amount of $4,517.
(12) Consists of (i) insurance premiums with respect to term life insurance in the amount of $780 and (ii) Company contributions to 401(k) account in the amount of $3,764.


                       OPTIONS GRANTS IN LAST FISCAL YEAR

         The following table shows all stock option grants to the Named Executive Officers during fiscal 1998.

                                                                                                       POTENTIAL REALIZABLE VALUE AT
                          NUMBER OF SHARES    PERCENT OF TOTAL OPTIONS                                     ASSUMED ANNUAL RATE OF
                         UNDERLYING OPTIONS     GRANTED TO EMPLOYEES     EXERCISE PRICE   EXPIRATION    STOCK PRICE APPRECIATION FOR
          NAME               GRANTED (#)          IN FISCAL YEAR            PER SHARE        DATE               OPTION TERM(1)
          ----           ------------------   ------------------------   --------------   ----------   -----------------------------
                                                                                                          5%                   10%
                                                                                                       --------             --------
Nicholas P. Economou.....     30,000(2)                13.6%                  $10.88        3/23/08    $205,271             $520,198
John A. Doherty..........     10,000(2)                 4.6%                   10.88        3/23/08      68,424              173,399
Robert K. McMenamin......     10,000(2)                 4.6%                   10.88        3/23/08      68,424              173,399
Billy W. Ward............      5,000(2)                 2.3%                   10.88        3/23/08      34,212               86,700
Charles J. Libby.........     10,000(2)                 4.6%                   10.88        3/23/08      68,424              173,399


----------------------
(1) As required by the rules of the Securities and Exchange Commission, potential values stated are based on the prescribed assumption that the Company's common stock will appreciate in value from the date of grant to the end of the option term at rates (compounded annually) of 5% and 10%, respectively, and therefore are not intended to forecast possible future appreciation, if any, in the price of the Company's common stock.
(2) These options vest in sixteen (16) equal quarterly installments, commencing on March 23, 1998, the date of grant, subject to continuing employment.

                          FISCAL YEAR-END OPTION VALUES

       During fiscal 1998, none of the Named Executive Officers exercised stock options issued by the Company. The following table sets forth information regarding the number of vested and unvested options and the unrealized value or spread (the difference between the exercise price and the market value) of the unexercised options issued by the Company and held by the Named Executive Officers on July 1, 1998.

                                        NUMBER OF SHARES UNDERLYING          VALUE OF UNEXERCISED
                                           UNEXERCISED OPTIONS(#)           IN-THE-MONEY OPTIONS($)
                                        ---------------------------         -----------------------
NAME                                    VESTED             UNVESTED         VESTED         UNVESTED
----                                    ------             --------         ------         --------
Nicholas P. Economou.............       51,995               48,125         $2,500           $2,500
John A. Doherty..................       16,787               14,896            833              833
Robert K. McMenamin..............       15,068               14,114            833              834
Billy W. Ward....................       38,938               23,594             --               --
Charles J. Libby.................       15,068               14,115            833              833

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information regarding beneficial ownership of the Company's common stock as of August 17, 1998 by (a) each director and nominee for director of the Company, (b) each of the executive officers named in the Summary Compensation Table below and (c) all current directors and executive officers as a group. Except as otherwise indicated, each person has sole investment and voting power with respect to the shares shown as being beneficially owned by such person, based on information provided by such owners. To the Company's knowledge, no person beneficially owned 5% or more of the Company's Common Stock as of August 15, 1998.

                                            COMMON STOCK          PERCENT OF
NAME                                     BENEFICIALLY OWNED   OUTSTANDING SHARES
----                                     ------------------   ------------------

Nicholas P. Economou.....................    144,115 (1)              3.5
John A. Doherty..........................     70,789 (2)              1.7
Robert K. McMenamin......................     49,433 (3)              1.2
Billy W. Ward............................     54,079 (4)              1.3
Charles J. Libby.........................     42,988 (5)              1.1
David M. Hunter..........................     32,257 (6)              *
Thomas W. Folger.........................     15,000 (7)              *
Louis P. Valente ........................     11,000 (8)              *
Charles M. McKenna.......................      7,500 (9)              *
All current directors and executive
  officers as a group (10 persons).......    450,635 (10)            10.5

------------
*      Less than 1%.
(1) Includes options to purchase 60,120 shares which are exercisable within 60 days after August 15, 1998.
(2) Includes options to purchase 19,391 shares which are exercisable within 60 days after August 15, 1998.
(3) Includes options to purchase 17,516 shares which are exercisable within 60 days after August 15, 1998.
(4) Includes options to purchase 43,470 shares which are exercisable within 60 days after August 15, 1998, and 3,717 shares held in trust under the Billy W. Ward Family Trust, as to which shares Mr. Ward shares voting and investment power and disclaims beneficial ownership.
(5) Includes options to purchase 17,516 shares which are exercisable within 60 days after August 15, 1998.
(6) Includes options to purchase 19,404 shares which are exercisable within 60 days after August 15, 1998.
(7) Includes options to purchase 10,000 shares which are exercisable within 60 days after August 15, 1998.
(8) Includes options to purchase 10,000 shares which are exercisable within 60 days after August 15, 1998.
(9) Consists of options to purchase 7,500 shares which are exercisable within 60 days after August 15, 1998.
(10) Includes options to purchase 225,058 shares which are exercisable within 60 days after August 15, 1998 held by executive officers and directors of the Company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       None.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

       (a) 1. Financial Statements

       The following consolidated financial statements are incorporated by reference in Item 8:

              Consolidated Balance Sheets as of June 30, 1998 and 1997 Consolidated Statements of Operations for the years ended June 30,
                  1998, 1997 and 1996
              Consolidated Statements of Stockholders' Equity for the years ended June 30, 1998, 1997 and 1996
              Consolidated Statements of Cash Flows for the years ended June 30,
                  1998, 1997 and 1996

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


    EXHIBIT
    NUMBER                         DESCRIPTION OF DOCUMENT
    -------                        -----------------------

          *3.1    Restated Articles of Organization of the Registrant.

        ss.3.2 Amended and Restated By-laws of the Registrant (as amended March 28, 1997).

          +4.1    Specimen Stock Certificate.

(treb clef)4.2    Rights Agreement dated July 30, 1997 between the Company as
                  Rights Agent (including exhibits thereto).

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

      Xss.10.7    Registrant's 1994 Amended and Restated Omnibus Stock Plan.

    EXHIBIT
    NUMBER                         DESCRIPTION OF DOCUMENT
    -------                        -----------------------

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

   ss.10.31 Letter Agreement, dated July 31, 1997, by and between the Registrant and Fleet National Bank ("Fleet").

   ss.10.32 Promissory (Term) Note of the Registrant in favor of Fleet, dated July 31, 1997.

   ss.10.33 Promissory (Revolving) Note of the Registrant in favor of Fleet, dated July 31, 1997.

   ss.10.34 Inventory, Accounts Receivable and Intangibles Security Agreement from the Registrant to Fleet.

   ss.10.35       Supplemental Security Agreement from the Registrant to Fleet.

   ss.10.36       Security Agreement (Patents) from the Registrant to Fleet.

   ss.10.37       Security Agreement (Trademarks) from the Registrant to Fleet.

      21.1        Subsidiaries of Registrant.

      23.1        Consent of KPMG Peat Marwick LLP.

      27.1        Financial Data Schedule.

      27.2        Restated Financial Data Schedule (for FY 1997).

      99.1 Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

------------------------------
+ Incorporated by reference to the same exhibit number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-75784) or an amendment thereto.
* Incorporated by reference to the same exhibit number to the Registrant's Report on Form 10-QSB filed on June 24, 1994.
# Incorporated by reference to the same exhibit number to the Registrant's Report on Form 10-KSB filed on September 29, 1994.
X      Management contract or compensatory plan or arrangement.

* Incorporated by reference to the same exhibit number to the Registrant's Registration Statement on Form SB-2 (Registration No. 33-86008) or an amendment thereto.
@ Incorporated by reference to the same exhibit number to the Registrant's Report on Form 10-KSB filed on September 29, 1995.
(treb clef) Incorporated by reference from the Registrant's Registration
            Statement on Form 8-A filed with the Commission on July 30, 1997.
ss. Incorporated by reference to the same exhibit number to the Registrant's Report on Form 10-K filed with the Commission on September 26, 1997.

            (b)    Reports on Form 8-K

            The Company filed a report on Form 8-K with the Securities and Exchange Commission on April 14, 1998 under Item 5 of such Form.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


              MICRION CORPORATION

Date: September 28, 1998                     By: /s/ Nicholas P. Economou
                                                 -------------------------------
                                                 Nicholas P. Economou, Chairman,
                                                 President and Chief Executive
                                                  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signature                                Title                     Date
             ---------                                -----                     ----


/s/ Nicholas P. Economou                Chairman, President, Chief              September 28, 1998
-----------------------------------     Executive Officer and Director
Nicholas P. Economou                    (Principal Executive Officer)


/s/ David M. Hunter                     Vice President, Finance and             September 28, 1998
-----------------------------------     Administration (Principal
David M. Hunter                         Financial and Accounting Officer)


/s/ Billy W. Ward                       Senior Vice President, Chief            September 28, 1998
-----------------------------------     Engineer and Director
Billy W. Ward


/s/ Charles M. McKenna                  Director                                September 28, 1998
-----------------------------------
Charles M. McKenna


/s/ Louis P. Valente                    Director                                September 28, 1998
-----------------------------------
Louis P. Valente


/s/ Thomas W. Folger                    Director                                September 28, 1998
-----------------------------------
Thomas W. Folger

