Form 10-Q
period 1998-09-30
MICRION CORP /MA/
filed 1998-11-13
CIK 919646

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

               [X]  QUARTERLY REPORT UNDER  SECTION 13 or 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

               [ ]  TRANSITION REPORT UNDER  SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM___ TO ___

Commission File Number 0-23840

                               Micrion Corporation
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


Massachusetts                                                         04-2892070
-------------------------------                              -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

One Corporation Way, Peabody, Massachusetts                           01960-7990
-------------------------------------------                           ----------
(Address of principal executive offices)                              (Zip Code)

                                 (978) 538-6700
                         -------------------------------
                         (Registrant's telephone number)

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

         As of November 1, 1998, the Company had 4,074,397 shares of Common Stock, no par value, outstanding.

                               MICRION CORPORATION


PART I.           FINANCIAL INFORMATION                                   Page #
                                                                          ------
   Item 1.        Financial Statements

                  Consolidated Balance Sheets - June 30, 1998 and            3
                  September 30, 1998 (unaudited)

                  Consolidated Statements of Operations - Three
                  months ended September 30, 1997 and 1998 (unaudited)       4

                  Consolidated Statements of Cash Flows - Three
                  months ended September 30, 1997 and 1998 (unaudited)       5

                  Notes to Consolidated Financial Statements -
                  September 30, 1998                                         6

   Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                         7

   Item 3.        Quantitative and Qualitative Disclosures about
                  Market Risk - None                                         9

PART II.          OTHER INFORMATION

   Item 1.        Legal Proceedings                                         10

   Item 2.        Changes in Securities - None                              10

   Item 3.        Defaults Upon Senior Securities - None                    10

   Item 4.        Submission of Matters to a Vote of Security
                  Holders - None                                            10

   Item 5.        Other Information - None                                  10

   Item 6.        Exhibits and Reports on Form 8-K                          11

                      MICRION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                          (UNAUDITED)
                                                                       JUNE 30,          SEPTEMBER 30,
                                                                         1998                 1998
                                                                       --------          -------------
                                                                              (in thousands)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                          $ 3,349             $ 2,659
     Accounts receivable                                                 18,303              19,662
     Inventories (note 3)                                                21,690              21,775
     Prepaid expenses and other current assets                              635                 765
     Net deferred income taxes                                            3,156               3,156
                                                                        -------             -------
                Total current assets                                     47,133              48,017
                                                                        -------             -------

PROPERTY AND EQUIPMENT, net (note 4)                                      4,711               4,240
OTHER ASSETS, net                                                             3                   1
                                                                        -------             -------
                Total assets                                            $51,847             $52,258
                                                                        =======             =======

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                                         3,605               4,875
     Current portion of long term debt                                    4,000               2,667
     Accounts payable                                                     2,682               4,030
     Accrued expenses                                                     3,566               2,536
     Accrued warranty expenses                                            1,499               1,544
     Current installments of obligations under capital leases               668                 668
     Customer deposits and deferred income                                1,214               1,061
                                                                        -------             -------
                Total current liabilities                                17,234              17,381
                                                                        -------             -------

OBLIGATIONS UNDER CAPITAL LEASES, net of current installments               688                 516
LONG TERM DEBT                                                            4,000               5,333

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value; authorized 5,000,000 shares,
     none outstanding                                                        --                  --
     Common stock, no par value; authorized 12,300,000 shares,
     4,062,799 and 4,074,397 outstanding, respectively                   31,825              31,925
     Accumulated deficit                                                 (1,964)             (2,921)
     Other equity                                                            64                  24
                                                                        -------             -------
                Total stockholders' equity                               29,925              29,028
                                                                        -------             -------
                Total liabilities and stockholders' equity              $51,847             $52,258
                                                                        =======             =======

                      MICRION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     (UNAUDITED)
                                            THREE MONTHS ENDED SEPTEMBER 30,
                                            --------------------------------
                                                   1997           1998
                                                 -------        -------
                                           (in thousands except per share data)
REVENUES:
        Product revenues                         $14,603        $ 9,986
        Contract revenues                            175            823
                                                 -------        -------
            Total revenues                        14,778         10,809
                                                 -------        -------

COST OF REVENUES:
     Cost of product revenues                      9,128          6,863
     Cost of contract revenues                       166            676
                                                 -------        -------
        Total cost of revenues                     9,294          7,539
                                                 -------        -------

     Gross profit                                  5,484          3,270


OPERATING EXPENSES:
     Selling, general and
        administrative expenses                    2,820          3,162
     Research and development expenses             1,464          1,231
                                                 -------        -------
        Total operating expenses                   4,284          4,393
                                                 -------        -------


        Income (loss) from operations              1,200         (1,123)

OTHER (EXPENSE) INCOME:
     Interest income                                  57             53
     Interest expense                               (279)          (308)
     Other                                             1              2
                                                 -------        -------
        Total other expense                         (221)          (253)
                                                 -------        -------

        Income (loss) before (provision)
           benefit for income taxes                  979         (1,376)

(PROVISION) BENEFIT FOR INCOME TAXES                (343)           482
                                                 -------        -------

        Net income (loss)                        $   636        $  (894)
                                                 =======        =======


EARNINGS (LOSS) PER SHARE:
     BASIC                                       $   .15        $  (.22)
                                                 =======        =======
     DILUTED                                     $   .16        $  (.22)
                                                 =======        =======


WEIGHTED AVERAGE NUMBER OF SHARES:
     BASIC                                         4,049          4,074
                                                 =======        =======
     DILUTED                                       4,374          4,074
                                                 =======        =======

                      MICRION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             (UNAUDITED)
                                                                   THREE MONTHS ENDED SEPTEMBER 30,
                                                                        1997               1998
                                                                      -------            -------
                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss)                                                $   636            $  (894)
     Adjustments to reconcile net income  to net cash
        used in operating activities:
        Depreciation and amortization                                     462                469
           Changes in operating assets and liabilities:
           Accounts receivable                                           (566)            (1,523)
           Inventories                                                 (2,417)               (85)
           Prepaid expenses and other current assets                      (57)                 2
           Accounts payable                                              (181)             1,348
           Accrued expenses                                            (1,263)            (1,100)
           Accrued warranty expenses                                       54                 31
           Customer deposits and deferred income                           (8)              (153)
                                                                      -------            -------
     Net cash used in operating activities                             (3,340)            (1,905)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property and equipment                                   (75)              (209)
     Disposition of property and equipment                                228                214
     (Increase) decrease in other assets                                  (75)                 2
                                                                      -------            -------
     Net cash used in investing activities                                 78                  7

CASH FLOWS FROM FINANCING ACTIVITIES:

     Repayments of capital lease obligations                             (161)              (171)
     Net borrowings (repayments) from line of credit                   (3,960)             1,270
     Net proceeds from long-term debt issuance                          7,960                 --
     Proceeds from issuance of common stock                               130                100
                                                                      -------            -------
     Net cash provided by financing activities                          3,969              1,199

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (15)                 9

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                         692               (690)
CASH AND CASH EQUIVALENTS, beginning of period                          2,677              3,349
                                                                      -------            -------
CASH AND CASH EQUIVALENTS, end of period                              $ 3,369            $ 2,659
                                                                      =======            =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
        Interest                                                      $   238            $   315
                                                                      =======            =======
        Income taxes                                                  $   187            $    --
                                                                      =======            =======

                      MICRION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998

(1) NATURE OF BUSINESS

Micrion Corporation and its subsidiaries (collectively "the Company") are engaged in the development, production and marketing of capital equipment used in the manufacturing and processing of semiconductor and other high technology devices.

(2) BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 2 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. The accompanying financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report 10-K filing with the U.S. Securities and Exchange Commission for the year ended June 30, 1998. The Company's first, second, and third fiscal quarters end on the Saturday closest to September 30, December 31 and March 31, respectively. For ease of reference, such quarter end dates are used herein.

(3) INVENTORIES

Inventories consist of:

                                                                    (UNAUDITED)
                                                        JUNE 30,   SEPTEMBER 30,
                                                          1998          1998
                                                        --------   -------------
                                                            (in thousands)

     Raw materials and manufactured parts, net          $ 9,217       $ 9,143
     Work in process                                      7,829         8,735
     Finished goods                                       4,644         3,897
                                                        -------       -------
              Total inventories                         $21,690       $21,775
                                                        =======       =======

(4) PROPERTY AND EQUIPMENT, NET

Property and equipment consists of:

                                                                    (UNAUDITED)
                                                        JUNE 30,   SEPTEMBER 30,
                                                          1998          1998
                                                        --------   -------------
                                                            (in thousands)

     Furniture and fixtures                             $   821       $   888
     Computer, engineering and production equipment       6,318         5,919
     Leasehold improvements                                 590           590
     Property under capital lease                         3,464         3,464
                                                        -------       -------
                                                        $11,193       $10,861
     Accumulated depreciation and amortization           (6,482)       (6,621)
                                                        -------       -------
              Net property and equipment                $ 4,711       $ 4,240
                                                        =======       =======



At June 30, 1998 and September 30, 1998, accumulated amortization for property under capital lease was $2,173 and $2,342, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     REVENUES Total revenues decreased by 26.9% to $10.8 million for the three months ended September 30, 1998 from $14.8 million for the same period ended September 30, 1997.

     Product revenues consist of revenues from the sales of focused ion beam
(FIB) systems, spare and replacement parts and service contracts provided with respect to systems. Product revenues decreased 31.6% to $10.0 million for the three-month period ended September 30, 1998 from $14.6 million for the same period ended September 30, 1997. The decrease was due to a slowdown in the semiconductor and data storage industries, which resulted in reduced customer capital spending for FIB systems.

     GROSS PROFIT Total gross profit decreased 40.4% to $3.3 million for the three months ended September 30, 1998 from $5.5 million for the same period ended September 30, 1997. The decrease was primarily due to a decreased number of FIB shipments during the quarter ended September 30, 1998 resulting from a softness in demand for semiconductor capital equipment.

     The Company's gross margin on product revenues decreased to 31.2% for the three-month period ended September 30, 1998 from 37.5% for the same period ended September 30, 1997. Gross margins on product revenues are affected by changes in the type of product shipments and the mix of foreign and domestic shipments during any given period. During the quarter ended September 30, 1998, the mix of systems, which included more systems sold for core business research and development applications than in the same period during the previous year, resulted in lower margins on system sales due to competitive price pressures and reduced customer capital acquisition budgets.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses increased 12.1% to $3.2 million for the three-month period ended September 30, 1998 from $2.8 million for the same period ended September 30, 1997. The increase is primarily attributable to $150,000 of demo equipment expenses and $180,000 for customer support personnel in the UK and Japan subsidiaries to support the expanded installed base of FIB systems.

RESEARCH AND DEVELOPMENT EXPENSES The Company's research and development expenses decreased 15.9% to $1.2 million for the three-month period ended September 30, 1998 from $1.5 million for the same period ended September 30, 1997. The decrease was due to the Company receiving a government research and development contract, which resulted in greater absorption of expenses to the cost of contract revenue.

     OTHER (EXPENSE) INCOME Other (expense) income, primarily interest expense related, was $0.3 million for the three-month period ended September 30, 1998 as compared to $0.2 million for the same period ended September 30, 1997. The increase is due to a lower cash position during the period ended September 30, 1998 which resulted in the Company borrowing more funds under its available line of credit during the period. See Liquidity and Capital Resources.

     BENEFIT (PROVISION) FOR INCOME TAXES The Company's effective tax rate for the three-month periods ended September 30, 1998 and 1997 reflects a fully taxed rate of approximately 35%.

     YEAR 2000 Management is aware of the potential software logic anomalies associated with the year 2000-date change. The Company has taken steps to review and analyze its information technology along with its non-information technology systems in order to assess the year 2000-date change.

         During fiscal 1998, the Company completed an inventory of its systems and system components, which included questionnaires regarding hardware and software logic. The Company analyzed its internal manufacturing, accounting, and management information systems and believes that its internal systems address all year 2000 issues.

         In the first half of fiscal 1999, the Company requested documentation in the form of questionnaires from its vendors and suppliers to determine the adequacy of their preparedness for the year 2000-date change. Because the assessment will not be complete until the first quarter of calendar 1999, the Company is unable to determine vendor compliance with year 2000 readiness. To date, the Company has not received any notification as to a deficiency from any vendor or supplier. There can be no assurance that the Company's suppliers or service providers will not suffer a year 2000 business disruption which could have a material adverse impact on the Company's business, financial condition and results of operations. The Company is not currently engaged in preparing contingency plans in the event that key suppliers fail to become year 2000 compliant. However, the Company, in the ordinary course of business, seeks to expand its vendor base to lessen the dependence on any one vendor and seeks second sources of supply for its key products and services where appropriate.

         The Company has also assessed the year 2000 compliance regarding the products it manufactures. A program is underway to test each of the products sold by the Company to customers following standards suggested by Sematech. While testing will not be completed on all products until early in calendar 1999, the Company has not encountered any significant issues based upon the preliminary data collected.

         For the fiscal years 1998 and 1997, incremental costs incurred and charged to expense to identify, test and correct such year 2000 problems are immaterial to the consolidated financial statements. Future incremental expenditures are also expected to be immaterial to the consolidated financial statements. At this time, the Company expects that the cost of addressing all year 2000 issues will not have a material effect upon the Company's financial position, results of operations, or cash flows in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998 the Company had working capital of $30.6 million as compared to $29.9 million at June 30, 1998. The increase is primarily attributable to an increase in accounts receivable due to the majority of the system sales occurring at the end of the September 1998 quarter. Cash and cash equivalents were $2.7 million as of September 30, 1998 as compared to $3.4 million as of June 30, 1998.

     Net cash used in operating activities for the three months ended September 30, 1998 was $1.9 million and consisted primarily of a decrease in accrued expenses offset in part by an increase in accounts payable and accounts receivable. Accounts payable increased due to the level of inventory purchases relating to the new C3D FIB system being received towards the end of the quarter.

Net cash provided by investing activities for the three months ended September 30, 1998 although immaterial, although consisted primarily of the sale of a demonstration FIB system, partially offset with an increase in engineering equipment to be used to support research and development applications.

Net cash provided by financing activities for the three months ended September 30, 1998 was $1.2 million and consisted primarily of $1.3 million of borrowings against the outstanding balance on the Company's working capital line of credit.

     The Company has a working capital line of credit with a bank, which provides for borrowings up to $10.0 million. Amounts borrowed bear interest at the bank's prime rate plus 0.5% (8.5% at September 30, 1998). The line of credit expires on December 1, 1999 and is secured by the Company's assets and intellectual property. As of September 30, 1998, $4.9 million was outstanding under the line of credit. In July 1997, the Company entered into a secured long-term debt loan agreement with a bank for $8.0 million. The loan is secured by the Company's assets and intellectual property. In September 1998, the Company modified the loan with Fleet Bank N.A. The term loan bears interest at the bank's prime rate plus 1.5% (9.5% at September 30, 1998). The agreement calls for twelve quarterly payments of $666,667 commencing in the quarter ending September 30, 1998 through the quarter ending June 30, 2001.

     The Company believes that existing cash balances, together with its available line of credit, will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least through fiscal 1999.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

                           Part II. Other Information


ITEM 1.  LEGAL PROCEEDINGS.

         On August 2, 1996, an action was filed in the U.S. District Court for the District of Massachusetts against the Company, Nicholas P. Economou, a director and officer of the Company, and David M. Hunter and Robert K. McMenamin, officers of the Company. On September 9, 1996, another action was filed in the same court against the Company, Dr. Economou, Messrs. Hunter and McMenamin and Billy W. Ward, an officer of the Company. On December 6, 1996, the plaintiffs in both actions filed an amended consolidated complaint. The consolidated complaint does not contain a claim against Billy W. Ward. The consolidated complaint purports to be brought on behalf of a class of purchasers of the Company's common stock from April 26, 1996 through June 21, 1996. It asserts claims for violations under the federal securities laws, alleging that the Company made false and misleading statements to the public concerning the nature of its sales agreement with a customer. Factual discovery in the case has been completed. The Company filed a motion for summary judgement to dismiss the case, which was denied on September 24, 1998. The Company believes the consolidated complaint to be without merit and intends vigorously to continue to defend itself against the claims. There can be no assurance, however, that the Company will be successful in defending this lawsuit or that money damages, if awarded, would not have a material adverse effect on the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a)  EXHIBITS

     The Exhibits filed as part of this report are listed below.

         Exhibit
         Number          Description
         -------         -----------
            11           Statement of Computation of Per Share Earnings

(b)  REPORTS ON FROM 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MICRION CORPORATION
                                        (Registrant)



Date: November 13, 1998             /s/ N. P. Economou
                                    --------------------------------------------
                                    N. P. Economou
                                    Chairman, President and Chief Executive
                                    Officer and Director
                                    (Principal Executive Officer)

Date: November 13, 1998             /s/ David M. Hunter
                                    --------------------------------------------
                                    David M. Hunter
                                    Vice President, Finance and Administration
                                    (Principal Financial and Accounting Officer)

                               Micrion Corporation

                                  EXHIBIT INDEX


Exhibit
Number                       Description of Document            Page
-------                      -----------------------            ----

11                           Statement of Computation of        15
                             Per Share Earnings (Loss)