Form 10-Q
period 1998-12-31
MICRION CORP /MA/
filed 1999-02-12
CIK 919646

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

          [X]      QUARTERLY REPORT UNDER  SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       OR

          [  ]     TRANSITION REPORT UNDER  SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                   TRANSITION PERIOD FROM___ TO ___

Commission File Number 0-23840

                               Micrion Corporation
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Massachusetts                                  04-2892070
    ------------------------------                     -------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

One Corporation Way, Peabody, Massachusetts                 01960-7990
-------------------------------------------                 ----------
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

     As of February 1, 1999, the Company had 4,088,499 shares of Common Stock, no par value, outstanding.

                               MICRION CORPORATION

                                                                                      Page #
                                                                                      ------
PART I.  FINANCIAL INFORMATION

   Item 1.        Financial Statements

                  Consolidated Balance Sheets - June 30, 1998 and                         3
                  December 31, 1998 (unaudited)

                  Consolidated Statements of Operations - Three months ended              4
                  December 31, 1997 and 1998 (unaudited) and Six months ended
                  December 31, 1997 and 1998 (unaudited)

                  Consolidated Statements of Cash Flows - Six months ended                5
                  December 31, 1997 and 1998 (unaudited)

                  Notes to Consolidated Financial Statements - December 31, 1998          6

   Item 2.        Management's Discussion and Analysis of Financial Condition and         7
                  Results of Operation

   Item 3.        Quantitative and Qualitative Disclosures about Market Risk - None      11

PART II. OTHER INFORMATION

   Item 1.        Legal Proceedings                                                      11

   Item 2.        Changes in Securities - None                                           11

   Item 3.        Defaults Upon Senior Securities - None                                 11

   Item 4.        Submission of Matters to a Vote of Security Holders                    12

   Item 5.        Other Information - None                                               12

   Item 6.        Exhibits and Reports on Form 8-K                                       12



                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      MICRION CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                      (UNAUDITED)
                                                                           JUNE 30    DECEMBER 31
                                                                            1998         1998
                                                                          --------    -----------
                                                                             (in thousands)
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents .........................................  $  3,349      $  2,258
     Accounts receivable ...............................................    18,303        16,237
     Inventories (note 3) ..............................................    21,690        23,844
     Prepaid expenses and other current assets .........................       635           631
     Deferred income taxes .............................................     3,156         3,156
                                                                          --------      --------
                Total current assets ...................................    47,133        46,126
                                                                          --------      --------
PROPERTY AND EQUIPMENT, net (note 4) ...................................     4,711         4,286
OTHER ASSETS, net ......................................................         3          --
                                                                          --------      --------
                Total assets ...........................................  $ 51,847      $ 50,412
                                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable ......................................................     3,605         4,330
     Current portion of obligations under capital leases ...............       668           668
     Current portion of long term debt .................................     4,000         2,667
     Accounts payable ..................................................     2,682         4,474
     Accrued expenses ..................................................     3,566         2,198
     Accrued warranty expenses .........................................     1,499         1,488
     Customer deposits and deferred income .............................     1,214         1,142
                                                                          --------      --------
                Total current liabilities ..............................    17,234        16,967
                                                                          --------      --------

 OBLIGATIONS UNDER CAPITAL LEASES ......................................       688           342
 LONG TERM DEBT ........................................................     4,000         4,667

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value; authorized 5,000,000 shares ........      --            --
     Common stock, no par value; authorized 12,300,000 shares ..........    31,825        31,937
     Accumulated deficit ...............................................    (1,964)       (3,564)
     Other equity ......................................................        64            63
                                                                          --------      --------
                Total stockholders' equity .............................    29,925        28,436
                                                                          --------      --------
                Total liabilities and stockholders' equity .............  $ 51,847      $ 50,412
                                                                          ========      ========

                      MICRION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              THREE MONTHS ENDED DECEMBER 31,      SIX MONTHS ENDED DECEMBER 31,
                                                              -------------------------------      -----------------------------
                                                                  1997              1998              1997              1998
                                                                --------          --------          --------          --------
                                                                           ( in thousands except for per share data)
REVENUES:

     Product revenues ......................................    $ 14,273          $  9,557          $ 28,876          $ 19,543
     Contract revenues .....................................         292               451               467             1,274
                                                                --------          --------          --------          --------
           Total revenues ..................................      14,565            10,008            29,343            20,817
                                                                --------          --------          --------          --------

COST OF REVENUES:
     Cost of product revenues ..............................       8,267             6,013            17,394            12,875
     Cost of contract revenues .............................         252               395               419             1,071
                                                                --------          --------          --------          --------
           Total cost of revenues ..........................       8,519             6,408            17,813            13,946
                                                                --------          --------          --------          --------

           Gross profit ....................................       6,046             3,600            11,530             6,871

OPERATING EXPENSES:
     Selling, general and
        administrative expenses ............................       3,119             2,883             5,939             6,047
     Research and development expenses .....................       1,638             1,442             3,102             2,672
                                                                --------          --------          --------          --------
           Total operating expenses ........................       4,757             4,325             9,041             8,719
                                                                --------          --------          --------          --------

           Income (loss) from operations ...................       1,289              (725)            2,489            (1,848)

OTHER (EXPENSE) INCOME:
     Interest income .......................................          34                29                92                73
     Interest expense ......................................        (298)             (296)             (578)             (595)
     Other .................................................         (41)             --                 (40)                3
                                                                --------          --------          --------          --------
           Total other (expense) income ....................        (305)             (267)             (526)             (519)
                                                                --------          --------          --------          --------

           Income (loss) before provision
                for income taxes ...........................         984              (992)            1,963            (2,367)

(PROVISION) BENEFIT FOR INCOME TAXES .......................        (344)              347              (687)              828
                                                                --------          --------          --------          --------

     Net income (loss) .....................................    $    640          $   (645)         $  1,276          $ (1,539)
                                                                ========          ========          ========          ========

EARNINGS (LOSS) PER SHARE:
    BASIC ..................................................    $    .16          $   (.16)         $    .31          $   (.38)
                                                                ========          ========          ========          ========
    DILUTED ................................................    $    .15          $   (.16)         $    .29          $   (.38)
                                                                ========          ========          ========          ========


WEIGHTED AVERAGE NUMBER OF SHARES:
     BASIC .................................................       4,054             4,075             4,051             4,075
                                                                ========          ========          ========          ========
     DILUTED ...............................................       4,390             4,075             4,376             4,075
                                                                ========          ========          ========          ========


                      MICRION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              (UNAUDITED)
                                                                                      Six months ended December 31,
                                                                                      -----------------------------
                                                                                           1997        1998
                                                                                          -------     -------
                                                                                             (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ................................................................   $ 1,276     $(1,539)
     Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
        Depreciation and amortization .................................................       940         902
        Non-cash compensation .........................................................         1        --
        Changes in assets and liabilities:
           Accounts receivable ........................................................       597       2,067
           Inventories ................................................................    (3,864)     (2,142)
           Prepaid expenses and other current assets ..................................      (133)         23
           Accounts payable ...........................................................      (568)      1,792
           Accrued expenses ...........................................................    (1,147)     (1,371)
           Provision for warranty expenses ............................................       229         (24)
           Customer deposits and deferred income ......................................       151         (72)
                                                                                          -------     -------
        Net cash used in operating activities .........................................    (2,518)       (364)
                                                                                          -------     -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment ...............................................    (1,342)       (688)
     Disposition of property and equipment ............................................       563         214
     Other assets .....................................................................       (75)          2
                                                                                          -------     -------
        Net cash used by investing activities .........................................      (855)       (472)
                                                                                          -------     -------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of capital lease obligations ..........................................      (325)       (345)
     Net borrowings (repayments) from line of credit ..................................    (3,055)        725
     Net proceeds (repayments) of long-term debt ......................................     7,960        (667)
     Proceeds from issuance of common stock ...........................................       162         111
                                                                                          -------     -------
        Net cash provided by (used in) financing activities ...........................     4,742        (176)
                                                                                          -------     -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............................................       (23)        (79)
                                                                                          -------     -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................................     1,346      (1,091)
CASH AND CASH EQUIVALENTS, beginning of period ........................................     2,677       3,349
                                                                                          -------     -------
CASH AND CASH EQUIVALENTS, end of period ..............................................   $ 4,023     $ 2,258
                                                                                          =======     =======

SUMMARY OF NON-CASH FINANCIAL TRANSACTIONS:

     Fixed assets acquired under operating lease ......................................   $   199     $  --
                                                                                          =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION Cash paid during the period for:
     Interest .........................................................................   $   537     $   608
                                                                                          =======     =======
     Income taxes .....................................................................   $   650     $  --
                                                                                          =======     =======

                      MICRION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

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

(3) INVENTORIES

Inventories consist of:

                                                                            (UNAUDITED)
                                                              JUNE 30,      DECEMBER 31,
                                                               1998            1998
                                                              -------       -----------
                                                                   (in thousands)

      Raw materials and manufactured parts, net ........      $ 9,217         $10,185
      Work in process ..................................        7,829           8,892
      Finished goods ...................................        4,644           4,767
                                                              -------         -------
               Total inventories .......................      $21,690         $23,844
                                                              =======         =======

 (4) PROPERTY AND EQUIPMENT, net

Property and equipment consists of:


                                                                            (UNAUDITED)
                                                              JUNE 30,      DECEMBER 31,
                                                                1998           1998
                                                              --------      -----------

                                                                   (in thousands)

      Furniture and fixtures ...........................      $    821        $    883
      Computer, engineering and production equipment ...         6,318           6,366
      Leasehold improvements ...........................           590             600
      Property under capital lease .....................         3,464           3,464
                                                              --------        --------
                                                              $ 11,193        $ 11,313
      Accumulated depreciation and amortization ........        (6,482)         (7,027)
                                                              --------        --------
               Net property and equipment ..............      $  4,711        $  4,286
                                                              ========        ========



At June 30, 1998 and December 31, 1998, accumulated amortization for property under capital lease was $2,173 and $2,513, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this management's discussion and analysis of financial condition and results of operation include forward-looking information. Factors that could cause actual results to differ include the continuation of the Asian financial crisis, financial problems in other regions, continued declining demand for semiconductor and data storage capital equipment, continuing or increasing over capacity in the semiconductor and data storage industries, the Company's ability to compete successfully under current market conditions, issues relating to the proposed merger between the Company and a wholly-owned subsidiary of FEI Company, and other risks discussed in the Company's current report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 1998. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

     REVENUES. Total revenues decreased by 31% to $10.0 million for the three months ended December 31, 1998 from $14.6 million for the same period ended December 31, 1997. Product revenues consist of revenues from the sale of focused ion beam (FIB) systems, spare and replacement parts and service contracts provided with respect to systems. Product revenues decreased 33% to $9.6 million for the three-month period ended December 31, 1998 from $14.3 million for the same period ended December 31, 1997. The decrease was due to the overall market weakness in the semiconductor and data storage industries, which resulted in a decrease in the number of FIB systems shipped for the quarter ended December 31, 1998.

     GROSS PROFIT. Total gross profit decreased 40% to $3.6 million for the three months ended December 31, 1998 from $6.0 million for the same period ended December 31, 1997. The decrease was primarily due to a decreased number of FIB shipments during the quarter ended December 31, 1998 resulting from a softness in demand for semiconductor capital equipment.

   The Company's gross profit on product revenues decreased to 37% for the three months ended December 31, 1998 from 42% for the same period ended December 31, 1997. Gross profit on product revenues is affected by changes in the type of product shipments and the mix of foreign and domestic shipments during any given period. During the quarter ended December 31, 1998, the mix of systems resulted in lower margins on system sales due to competitive price pressures arising, in part, from reduced customer capital acquisition budgets.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased 8% to $2.9 million for the three-month period ended December 31, 1998 from $3.1 million for the same period ended December 31, 1997. The decrease is attributable to a reduction of $230,000 in salaries related to a reduction in the Company's workforce and a decrease of $80,000 in travel related costs during the quarter ended December 31, 1998.

     RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses decreased 12% to $1.4 million for the three-month period ended December 31, 1998 from $1.6 million for the same period ended December 31, 1997. The decrease was due to the Company receiving a government research and development contract, which resulted in greater absorption of such expenses.

     OTHER INCOME AND EXPENSE. Other expense, net, primarily bank interest expense, remained constant at $ .3 million for the three-month period ended December 31, 1998 as compared to the same period ended December 31, 1997.

     BENEFIT (PROVISION) FOR INCOME TAXES. The Company's effective tax benefit / rate for the three-month periods ended December 31, 1998 and 1997 reflects a fully taxed rate of approximately 35%.

SIX MONTHS ENDED DECEMBER 31, 1998 COMPARED TO SIX MONTHS ENDED
DECEMBER 31 ,1997

     REVENUES. Total revenues decreased by 29% to $20.8 million for the six months ended December 31, 1998 from $29.3 million for the same period ended December 31, 1997.

     Product revenues consist of revenues from the sale of focused ion beam
(FIB) systems, spare and replacement parts and service contracts provided with respect to systems. Product revenues decreased 32% to $19.5 million for the six-month period ended December 31, 1998 from $28.9 million for the same period ended December 31, 1997. The decrease was due to a slowdown in the semiconductor and data storage industries, which resulted in reduced customer capital spending for FIB systems.

     GROSS PROFIT. Total gross profit decreased 40% to $6.9 million for the six months ended December 31, 1998 from $11.5 million for the same period ended December 31, 1997. The decrease was primarily due to a reduced number of FIB shipments during the six months ended December 31, 1998 resulting from a softness in demand for semiconductor capital equipment.

The Company's gross profit on product revenues decreased to 34% for the six-month period ended December 31, 1998 from 40% for the same period ended December 31, 1997. Gross profit on product revenues is affected by changes in the type of product shipments and the mix of foreign and domestic shipments during any given period. During the six months ended December 31, 1998, the mix of systems resulted in lower margins on system sales due to competitive price pressures arising, in part, from reduced customer capital acquisition budgets.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 2% to $6.0 million for the six-month period ended December 31, 1998 from $5.9 million for the same period ended December 31, 1997. The slight increase is primarily attributable to $270,000 of demo equipment expenses and $370,000 for customer support personnel in the UK, Taiwan and Japan subsidiaries to support the expanded installed base of FIB systems, partially offset by $370,000 decrease in U.S. salaries due to a Company workforce reduction and $170,000 decrease in travel related expenses.

     RESEARCH AND DEVELOPMENT EXPENSES. The Company's research and development expenses decreased 14% to $2.7 million for the six-month period ended December 31, 1998 from $3.1 million for the same period ended December 31, 1997. The decrease was due to the Company receiving a government research and development contract, which resulted in greater absorption of such expenses.

     OTHER INCOME AND EXPENSE. Other expense, net, primarily bank interest expense, remained constant at $ .5 million for the six-month period ended December 31, 1998 as compared to the same period ended December 31, 1997.

     BENEFIT (PROVISION) FOR INCOME TAXES. The Company's effective tax benefit / rate for the six-month periods ended December 31, 1998 and 1997 reflects a fully taxed rate of approximately 35%.

     YEAR 2000 READINESS DISCLOSURE. Management is aware of the potential software logic anomalies associated with the year 2000-date change. The Company has taken steps to review and analyze its information technology along with its non-information technology systems in order to assess the year 2000 change.

     During fiscal 1998, the Company completed an inventory of its systems and system components, which included questionnaires sent to its vendors and suppliers regarding hardware and software logic. The Company has also analyzed its internal manufacturing, accounting, and management information systems and believes that its internal systems address all year 2000 issues in all material respects.

     In the first half of fiscal 1999, the Company has requested documentation in the form of questionnaires from its vendors and suppliers to determine the adequacy of their preparedness for the year 2000-date change. Because the assessment will not be complete until March 1999, the Company is unable to determine vendor and supplier compliance with year 2000 readiness. To date, the Company has received a majority of the vendor questionnaires and has not received any notification as to a deficiency from any vendor or supplier. The Company intends to prepare a contingency plan if it becomes aware of any vendor Year 2000 problems or risks. There can be no assurance that the Company's suppliers or service providers will not suffer a year 2000 business disruption which could have a material adverse impact on the Company's business, financial condition and results of operations The Company, in the ordinary course of business, seeks to expand its vendor base to lessen the dependence on any one vendor and seeks additional sources of supply for its key products and services where appropriate.

     The Company has also assessed year 2000 compliance regarding the products it manufactures. A program is underway to test each of the products sold by the Company following standards suggested by Sematech. While testing will not be completed on all products until May 1999, the Company has not encountered any significant issues based upon the preliminary data collected.

     For the fiscal years 1999 and 1998, incremental costs incurred and charged to expense to identify, test and correct such year 2000 problems are not material to the consolidated financial statements. Future incremental expenditures are also not expected to be material to the consolidated financial statements. At this time, the Company expects that the cost of addressing all year 2000 issues will not have a material effect upon the Company's financial position, results of operations, or cash flows in future periods.


LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1998 the Company had working capital of $29.2 million as compared to $29.9 million at June 30, 1998, reflecting a decrease in working capital of $.7 million. The decrease is primarily attributable to an increase in accounts receivable partially offset by an increase in accounts payable and borrowings against the Company's working line of credit. Cash and cash equivalents were $2.3 million as of December 31, 1998 as compared to $3.4 million as of June 30, 1998.

     Net cash used by operating activities for the six months ended December 31, 1998 was $.4 million and consisted primarily of a decrease in accrued expenses and accounts receivable, offset by an increase in accounts payable and inventories. Accounts payable and inventory increased due to the level of inventory purchases relating to the new C3D FIB products being received towards the end of the quarter.

     Net cash used in investing activities for the six months ended December 31, 1998 was $.5 million and consisted primarily of the sale of a demonstration FIB system offset with an increase in engineering equipment to be used to support research and development applications.

     Net cash used in financing activities for the six months ended December 31, 1998 was $.2 million and consisted primarily of borrowings of $.7 million against the outstanding balance on the Company's working capital line of credit offset against repayments by the Company of $.7 million and $.3 million, respectively against outstanding long-term debt and capital lease obligations.

     The Company has a working capital line of credit with a bank, which provides for borrowings up to $10.0 million. Amounts borrowed bear interest at the bank's prime rate plus .5% (8.25% at December 31,1998). The line of credit expires on December 1, 1999 and is secured by the Company's assets and intellectual property. As of December 31,1998, $4.3 million was outstanding under the line of credit. In July 1997, the Company entered into a secured long-term debt loan agreement a bank for $8.0 million. The loan is secured by the Company's assets and intellectual property. The term loan bears interest at the bank's prime rate plus 1.5% (9.25% at December 31, 1998). The agreement calls for twelve quarterly payments of $666,667 commencing in the quarter ending September 30, 1998 through the quarter ending June 30, 2001. The outstanding balance as of February 12, 1999 on the term loan was $6,666,667.

     The Company believes that existing cash balances, together with its available line of credit, will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least through the next twelve months.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable


                           Part II. Other Information


Item 1.   LEGAL PROCEEDINGS.

          Certain litigation filed against the Company purportedly by a class of purchasers of the Company's common stock was described in the Company's Form 10-K filed on September 28, 1998 and updated on the Company's Form 10-Q filed November 13, 1998. Subsequent to the filing of the Form 10-Q, no material developments have occurred with respect to this litigation.

Item 2.   CHANGES IN SECURITIES.

          None

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

          None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The Annual Meeting of the Stockholders of Micrion Corporation was held on December 10, 1998, at which the following matters were voted upon and approved, with the number of votes cast for, against or abstained indicated for each matter:

          1. That David M. Hunter be elected as a director of the Company for a three-year term expiring at the 2001 annual meeting of stockholders.

                         Votes
                      In Favor Of        Votes Against        Votes Abstained
                      -----------        -------------        ---------------
                       3,611,208            58,247                   0

          2. That the selection by the Board of Directors of the firm of KPMG Peat Marwick LLP, independent public accountants, as auditors for the Company for the fiscal year ending June 30, 1999, be ratified.

                         Votes
                      In Favor Of        Votes Against        Votes Abstained
                      -----------        -------------        ---------------
                       3,640,115            26,250                 3,090

Item 5.  OTHER INFORMATION.

         None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

     The Exhibits filed as part of this report are listed below.



          Exhibit
          Number       Description
          -------      ------------
            11         Statement of Computation of Per Share Earnings (Loss)

            27         Financial Data Schedule



(b)  REPORTS ON FROM 8-K

     The Company filed a report on Form 8-K with the Securities and Exchange Commission on December 9, 1998 under Item 5 of such Form.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MICRION CORPORATION
                                       (Registrant)



Date:  February 12, 1999            /s/ Nicholas P. Economou
                                        -----------------------------------
                                        N. P. Economou
                                        Chairman, President, Chief Executive
                                        Officer and Director
                                        (Principal Executive Officer)

Date:  February 12, 1999            /s/ David M. Hunter
                                        -----------------------------------
                                        David M. Hunter
                                        Vice President, Finance and
                                        Administration and Director
                                        (Principal Financial and
                                        Accounting Officer)

                               Micrion Corporation

                                  EXHIBIT INDEX


Exhibit
Number                     Description of Document                        Page
-------                    -----------------------                        -----
   11                      Statement of Computation of
                           Per Share Earnings                              15

   27                      Financial Data Schedule                         16


