Form 10-Q
period 1999-03-31
MICRION CORP /MA/
filed 1999-05-13
CIK 919646

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                  [X]   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

                  [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO _________

Commission File Number 0-23840

                               MICRION CORPORATION
                               -------------------
             (Exact name of Registrant as specified in its charter)


MASSACHUSETTS                                                         04-2892070
-------------                                                         ----------
(State of other jurisdiction of                                  (I.R.S Employer
Incorporation or organization)                               Identification No.)

ONE CORPORATION WAY, PEABODY, MASSACHUSETTS                           01960-7990
-------------------------------------------                           ----------
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

      As of May 1, 1999, the Company had 4,099,893 shares of Common Stock, no par value, outstanding.

                              MICRION CORPORATION

                                                                               Page #
                                                                               ------
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Consolidated Balance Sheets - June 30, 1998 and                     3
               March 31, 1999 (unaudited)

               Consolidated Statements of Operations - Three months ended          4
               March 31, 1998 and 1999 (unaudited) and Nine months ended
               March 31, 1998 and 1999 (unaudited)

               Consolidated Statements of Cash Flows - Nine months ended           5
               March 31, 1998 and 1999 (unaudited)

               Notes to Consolidated Financial Statements - March 31, 1999         6

     Item 2.   Management's Discussion and Analysis of Financial Condition and     7
               Results of Operations

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk         12

PART II   OTHER INFORMATION

     Item 1.   Legal Proceedings                                                  12

     Item 2.   Changes in Securities - None                                       13

     Item 3.   Defaults Upon Senior Securities - None                             13

     Item 4.   Submission of Matters to a Vote of Security Holders                13

     Item 5.   Other Information - None                                           13

     Item 6.   Exhibits and Reports on Form 8-K                                   13



                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      MICRION CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                          (UNAUDITED)
                                                                          JUNE 30           MARCH 31
                                                                           1998               1999
                                                                         --------           --------
                                                                                (in thousands)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                           $  3,349           $  2,308
     Accounts receivable                                                   18,303             16,511
     Inventories (note 3)                                                  21,690             23,593
     Prepaid expenses and other current assets                                635                568
     Deferred income taxes                                                  3,156              3,156
                                                                         --------           --------
Total current assets                                                       47,133             46,136
                                                                         --------           --------
PROPERTY AND EQUIPMENT, net (note 4)                                        4,711              3,999
OTHER ASSETS, net                                                               3                871
                                                                         --------           --------
                Total assets                                             $ 51,847           $ 51,006
                                                                         ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable                                                           3,605              5,815
     Current portion of obligations under capital leases                      668                668
     Current portion of long term debt                                      4,000              2,667
     Accounts payable                                                       2,682              4,924
     Accrued expenses                                                       3,566              1,981
     Accrued warranty expenses                                              1,499              1,482
     Customer deposits and deferred income                                  1,214              1,697
                                                                         --------           --------
                Total current liabilities                                  17,234             19,234
                                                                         --------           --------

 OBLIGATIONS UNDER CAPITAL LEASES                                             688                182
 LONG TERM DEBT                                                             4,000              4,000

STOCKHOLDERS' EQUITY:
     Preferred stock, no par value; authorized 5,000,000 shares                --                 --
     Common stock, no par value; authorized 12,300,000 shares              31,825             32,038
     Retained earnings                                                     (1,964)            (4,518)
     Other equity                                                              64                 70
                                                                         --------           --------
                Total stockholders' equity                                 29,925             27,590
                                                                         --------           --------
                Total liabilities and stockholders' equity               $ 51,847           $ 51,006
                                                                         ========           ========

                      MICRION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      Three months ended March 31,   Nine months ended March 31,
                                                      ----------------------------   ---------------------------
                                                         1998            1999           1998            1999
                                                      ----------       ----------    ----------       ----------
                                                           ( in thousands except for per share data)
REVENUES:
     Product revenues                                   $ 11,235       $ 10,867       $ 40,111       $ 30,410
     Contract revenues                                       706            539          1,173          1,813
                                                        --------       --------       --------       --------
           Total revenues                                 11,941         11,406         41,284         32,223
                                                        --------       --------       --------       --------

COST OF REVENUES:
     Cost of product revenues                              7,033          6,921         24,428         19,796
     Cost of contract revenues                               438            486            856          1,558
                                                        --------       --------       --------       --------
           Total cost of revenues                          7,471          7,407         25,284         21,354
                                                        --------       --------       --------       --------

           Gross profit                                    4,470          3,999         16,000         10,869

OPERATING EXPENSES:
     Selling, general and administrative expenses          3,340          3,074          9,279          9,120
     Research and development expenses                     1,801          1,168          4,903          3,840
     Employee severance and other one-time charges           998             --            998             --
     Merger expenses                                          --            635             --            635
                                                        --------       --------       --------       --------
           Total operating expenses                        6,139          4,877         15,180         13,595
                                                        --------       --------       --------       --------

           (Loss) income from operations                  (1,669)          (878)           820         (2,726)

OTHER EXPENSE:
     Interest income                                          64             26            156            108
     Interest expense                                       (321)          (313)          (900)          (919)
     Other                                                    (4)             5            (45)             9
                                                        --------       --------       --------       --------
           Total other expense                              (261)          (282)          (789)          (802)
                                                        --------       --------       --------       --------

           (Loss) income before provision
                for income taxes                          (1,930)        (1,160)            31         (3,528)

BENEFIT (PROVISION) FOR INCOME TAXES                         675            206            (12)         1,035
                                                        --------       --------       --------       --------

     Net (loss) income                                  $ (1,255)      $   (954)      $     19       $ (2,493)
                                                        ========       ========       ========       ========

(LOSS) EARNINGS PER SHARE:
    BASIC                                               $   (.31)      $   (.23)      $     --       $   (.61)
                                                        ========       ========       ========       ========
    DILUTED                                             $   (.31)      $   (.23)      $     --       $   (.61)
                                                        ========       ========       ========       ========


WEIGHTED AVERAGE NUMBER OF SHARES:
     BASIC                                                 4,061          4,088          4,055          4,079
                                                        ========       ========       ========       ========
     DILUTED                                               4,061          4,088          4,318          4,079
                                                        ========       ========       ========       ========

                      MICRION CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           (UNAUDITED )
                                                                    Nine months ended March 31,
                                                                       1998             1999
                                                                    ----------      -----------
                                                                          (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                $    19       $(2,493)
     Adjustments to reconcile net income to net cash provided by
        (used in) operating activities:
        Depreciation and amortization                                   1,425         1,363
        Non-cash compensation                                               1            --
        Changes in assets and liabilities:
           Accounts receivable                                          5,358         1,793
           Inventories                                                 (2,855)       (1,854)
           Prepaid expenses and other current assets                     (151)           54
           Accounts payable                                            (3,442)        2,242
           Accrued expenses                                              (770)       (1,591)
           Provision for warranty expenses                                168           (26)
           Customer deposits and deferred income                          387           483
                                                                      -------       -------
        Net cash provided by (used in) operating activities               140           (29)
                                                                      -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                (1,829)         (862)
     Disposition of property and equipment                              1,118           214
     Increase in other assets                                             (81)         (869)
                                                                      -------       -------
        Net cash used in investing activities                            (792)       (1,517)
                                                                      -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayments of capital lease obligations                             (490)         (506)
     Net (repayments) borrowings on line of credit                     (6,855)        2,210
     Net proceeds (repayments) of long-term debt                        7,960        (1,333)
     Issuance of common stock                                             275           212
                                                                      -------       -------
        Net cash provided by financing activities                         890           583
                                                                      -------       -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (44)          (78)
                                                                      -------       -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          194        (1,041)
CASH AND CASH EQUIVALENTS, beginning of period                          2,677         3,349
                                                                      -------       -------
CASH AND CASH EQUIVALENTS, end of period                              $ 2,871       $ 2,308
                                                                      =======       =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Cash paid during the period for:
     Interest                                                         $   855       $   919
                                                                      =======       =======
     Income taxes                                                     $   661       $    --
                                                                      =======       =======

                      MICRION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

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

(3) INVENTORIES

Inventories consist of:
                                                                    (UNAUDITED)
                                                        JUNE 30,      MARCH 31,
                                                          1998            1999
                                                        --------      --------
                                                             (in thousands)

          Raw materials and manufactured parts, net      $ 9,217      $10,977
          Work in process                                  7,829        9,622
          Finished goods                                   4,644        2,994
                                                         -------      -------
                   Total inventories                     $21,690      $23,593
                                                         =======      =======

(4) PROPERTY AND EQUIPMENT, NET

Property and equipment consists of:
                                                                     (UNAUDITED)
                                                        JUNE 30,       MARCH 31,
                                                          1998             1999
                                                        --------       --------
                                                             (in thousands)

     Furniture and fixtures                             $    821      $    847
     Computer, engineering and production equipment        6,318         6,562
     Leasehold improvements                                  590           605
     Property under capital lease                          3,464         3,464
                                                        --------      --------
                                                        $ 11,193      $ 11,478
     Accumulated depreciation and amortization            (6,482)       (7,479)
                                                        --------      --------
              Net property and equipment                $  4,711      $  3,999
                                                        ========      ========

At June 30, 1998 and March 31, 1999, accumulated amortization for property under capital lease was $2,173 and $2,682, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Certain statements in this management's discussion and analysis of financial condition and results of operation include forward-looking information. Factors that could cause actual results to differ include the continuation of the Asian financial weakness, financial problems in other regions, continued declining demand for semiconductor and data storage capital equipment, continuing or increasing over capacity in the semiconductor and data storage industries, the Company's ability to compete successfully under current market conditions, issues relating to the proposed merger of the Company and FEI Company, and other risks discussed in the Company's current report on Form 10-K, filed with the Securities and Exchange Commission on September 28, 1998. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect the events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

RESULTS OF OPERATIONS


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

   REVENUES Total revenues, which consist primarily of product revenues, decreased by 4.5% to $11.4 million for the three months ended March 31, 1999 from $11.9 million for the same period ended March 31, 1998.

   Product revenues consist of revenues from the sale of focused ion beam (FIB) systems, spare and replacement parts and service contracts provided with respect to systems. Product revenues decreased 3.3% to $10.9 million for the three-month period ended March 31, 1999 from $11.2 million for the same period ended March 31, 1998. The decrease was primarily due to the overall product mix of FIB systems shipped during the three months ended March 31, 1999.

   GROSS PROFIT Total gross profit decreased 10.5% to $4.0 million for the three months ended March 31, 1999 from $4.5 million for the same period ended March 31, 1998. The decrease was primarily due to the overall product mix of FIB systems shipped and a reduction in commercial contract revenue during the quarter-ended March 31, 1999.

   The Company's gross profit on product revenues decreased to 36.3% for the three-month period ended March 31, 1999 from 37.4% for the same period ended March 31, 1998. Gross profit on product revenues is affected by changes in the type of product shipments and the mix of foreign and domestic shipments during any given period. During the quarter ended March 31, 1999, the product mix of systems resulted in lower margins on system sales due to competitive pressures arising, in part, from reduced customer capital acquisition budgets.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses decreased 8.0% to $3.1 million for the three-month period ended March 31, 1999 from $3.3 million for the same period ended March 31, 1998. The decrease was primarily attributable to a reduction of $235,000 in salaries related to a reduction in the Company's workforce and a decrease of $140,000 in travel related costs offset against increases in consulting fees of $85,000 during the quarter ended March 31, 1999 as compared to the same period ended March 31, 1998.

   RESEARCH AND DEVELOPMENT EXPENSES The Company's research and development expenses decreased 35.2% to $1.2 million for the three-month period ended March 31, 1999 from $1.8 million for the same period ended March 31, 1998. The decrease was due to the Company receiving two government research and development contracts during the 1999 period, which resulted in greater absorption of research and development expenses to the cost of contract revenues.

   OTHER OPERATING CHARGES On December 3, 1998, the Company entered into a merger agreement with FEI Company. The Company incurred $635,000 of merger costs related to legal, accounting and other professional services during the quarter ended March 31, 1999.

       As a result of the slowdown in both the semiconductor and data storage industries, the Company took steps to reduce its current expense levels and took a one-time charge of $998,000 in the quarter ended March 31, 1998. Employee severance of $398,000 included severance charges (approximately $120,000), outplacement and job training fees (approximately $30,000), job retraining costs (approximately $50,000) and COBRA health insurance (approximately $198,000) as a result of a workforce reduction. Other one-time charges of $600,000 consisted of specific engineering projects and related assets that management redirected to meet the demands of customer needs, which caused assets under these projects to become obsolete.

   OTHER INCOME AND EXPENSE Other expense, net, primarily bank interest expense, remained constant at $ .3 million for the three-month period ended March 31, 1999 as compared to the same period ended March 31, 1998.

   BENEFIT (PROVISION) FOR INCOME TAXES The Company's effective tax benefit / rate for the three-month periods ended March 31, 1999 and 1998 reflects a tax benefit / rate of approximately 18% and 35%, respectively. The 18% tax benefit for the quarter ended March 31, 1999 is due to the Company's recording non-deductible merger expenses of $635,000.

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

   REVENUES Total revenues decreased by 21.9% to $32.2 million for the nine months ended March 31, 1999 from $41.3 million for the same period ended March 31, 1998.

   Product revenues consist of revenues from the sale of focused ion beam (FIB) systems, spare and replacement parts and service contracts provided with respect to systems. Product revenues decreased 24.2% to $30.4 million for the nine-month period ended March 31, 1999 from $40.1 million for the same period ended March 31, 1998. The decrease was due to a slowdown in the semiconductor and data storage industries, which resulted in reduced customer capital spending for FIB systems.

   GROSS PROFIT Total gross profit decreased by 32.1% to $10.9 million for the nine months ended March 31, 1999 from $16.0 million for the same period ended March 31, 1998. The decrease was primarily due to a reduced number of FIB shipments during the nine months ended March 31, 1999 resulting from a softness in demand for semiconductor capital equipment.

The Company's gross profit on product revenues decreased to 35.0% for the nine-month period ended March 31, 1999 from 39.1% for the same period ended March 31, 1998. Gross profit on product revenues is affected by changes in the type of product shipments and the mix of foreign and domestic shipments during any given period. During the nine months ended March 31, 1999, the mix of systems resulted in lower margins on system sales due to competitive price pressures arising, in part, from reduced customer capital acquisition budgets.

   SELLING, GENERAL AND ADMINISTRATIVE EXPENSES Selling, general and administrative expenses decreased 1.7% to $9.1 million for the nine-month period ended March 31, 1999 from $9.3 million for the same period ended March 31, 1998. The decrease was primarily attributable to increases of $270,000 for demo equipment expense and $500,000 for customer support personnel in the UK, Taiwan and Japan subsidiaries, offset by decreases of $630,000 in U.S. salaries due to a Company work force reduction and $230,000 in travel related expenses.

   RESEARCH AND DEVELOPMENT EXPENSES The Company's research and development expenses decreased 21.7% to $3.8 million for the nine-month period ended March 31, 1999 from $4.9 million for the same period ended March 31, 1998. The decrease was due to reductions in salaries related to a reduction in the Company's workforce and travel-related costs related to research and development. The decrease was also related to the Company receiving two government research and development contracts, which resulted in greater absorption of research and development expenses to the cost of contract revenues.

OTHER OPERATING CHARGES On December 3, 1998, the Company entered into a merger agreement with FEI Company. The Company incurred $635,000 of merger costs related to legal, accounting and other professional services for the nine months ended March 31, 1999.

      As a result of the slowdown in both the semiconductor and data storage industries, the Company took steps to reduce its current expense levels and took a one-time charge of $998,000 in the quarter ended March 31, 1998. Employee severance of $398,000 included severance charges (approximately $120,000), outplacement and job training fees (approximately $30,000), job retraining costs (approximately $50,000) and COBRA health insurance (approximately $198,000) as a result of a workforce reduction. Other one-time charges of $600,000 consisted of specific engineering projects and related assets that management redirected to meet the demands of customer needs, which caused assets under these projects to become obsolete.

   OTHER INCOME AND EXPENSE Other expense, net, primarily bank interest expense, increased to $.8 million for the nine-month period ended March 31, 1999 as compared to $.7 million for the same period ended March 31, 1998. The increase is due a lower cash position for the nine-month period ended March 31, 1999, which resulted in the Company borrowing more funds under its available line of credit during the period.

   BENEFIT (PROVISION) FOR INCOME TAXES The Company's effective tax benefit / rate for the nine-month periods ended March 31, 1999 and 1998 reflects a tax benefit / rate of approximately 29% and 35%, respectively. The 29% tax benefit for the nine-month period ended March 31, 1999 is due to the Company's recording non-deductible merger expenses of $635,000.

   YEAR 2000 READINESS DISCLOSURE. Management is aware of the potential software logic anomalies associated with the year 2000 and other date changes ("Year 2000 issues"). The Company has taken steps to review and analyze its information technology along with its non-information technology systems in order to assess the Year 2000 issues.

      During fiscal 1998, the Company completed an inventory of its systems and system components, which included sending questionnaires to its vendors and suppliers regarding hardware and software logic. The Company has also analyzed its internal manufacturing, accounting, and management information systems and believes that its internal systems address all Year 2000 issues in all material respects.

      The Company has requested documentation in the form of questionnaires from its vendors and suppliers to determine the adequacy of their preparedness with respect to Year 2000 issues. Because the assessment will not be complete until June 1999, the Company is unable to determine vendor and supplier compliance with year 2000 readiness. To date, the Company has received back a majority of the vendor questionnaires and has not received any notification as to any material deficiency from any vendor or supplier. There can be no assurance that the Company's suppliers or service providers will not suffer a Year 2000 business disruption which could have a material adverse impact on the Company's business, financial condition and results of operations The Company, in the ordinary course of business, seeks to expand its vendor base to lessen the dependence on any one vendor and seeks additional sources of supply for its key products and services where appropriate.

      The Company has also assessed Year 2000 compliance regarding the products it manufactures. A program is underway to test each of the products sold by the Company following standards suggested by Sematech. Sematech is an industry consortium, whose membership comprises a number of the world's largest semiconductor manufacturers. This consortium provides guidance regarding standards to be used by member companies and others selling equipment to the semiconductor industry, which includes specific recommended tests to be conducted on equipment to determine the adequacy of functionality and compliance with Year 2000 issues. While testing will not be completed on all products until the end of May 1999, the Company has not encountered any significant issues based upon the preliminary data collected.

      Micrion has contacted in writing all customers that purchased focused ion beam systems to inform them of the tests being conducted on various Micrion products, advise them of any potential Year 2000 issues on the systems used by them, and offer solutions. In addition, Micrion has established a section on its website (www.micrion.com) to provide information and updates to customers and other interested parties regarding the Company's Year 2000 activities.

      The Company currently believes that its most reasonably likely worst case Year 2000 scenario would relate to problems with systems of third parties that would create the greatest risks with infrastructure, including water and sewer services, electricity, transportation, telecommunications and supplies. Because the Company's ability to eliminate these problems is limited, contingency plans are limited to seeking to expand the vendor base and additional sources of supply for key products and services, as described above, and to ensure that adequate supplies are in stock at December 31, 1999.

      For the fiscal years 1999 and 1998, incremental costs incurred and charged to expense to identify, test and correct such Year 2000 problems were not material to the consolidated financial statements. Future incremental expenditures are also not expected to be material to the consolidated financial statements. At this time, the Company expects that the cost of addressing all Year 2000 issues will not have a material effect upon the Company's financial position, results of operations, or cash flows in future periods.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999 the Company had working capital of $26.9 million as compared to $29.9 million at June 30, 1998, reflecting a decrease in working capital of $3.0 million. The decrease is primarily attributable to an increase in inventory offset by a decrease in accounts receivable and increases in accounts payable and borrowings against the Company's working line of credit. Cash and cash equivalents were $2.3 million as of March 31, 1999 as compared to $3.3 million as of June 30, 1998.

     Net cash used in operating activities for the nine months ended March 31, 1999 was approximately $29,000 and consisted primarily of a decrease in accounts receivable and accrued expenses offset by an increase in accounts payable and inventories. Accounts payable and inventory increased due to the level of inventory purchases relating to the new C3D FIB products being received towards the end of the quarter.

     Net cash used in investing activities for the nine months ended March 31, 1999 was approximately $1.5 million and consisted primarily of the sale of a demonstration FIB system offset against an increase in engineering equipment used to support research and development applications and FIB systems and the addition of two leased FIB systems currently at customer sites for evaluation.

     Net cash provided by financing activities for the nine months ended March 31, 1999 was $.6 million and consisted primarily of net borrowings of $2.2 million from the Company's available working capital line of credit offset against repayments by the Company of $1.3 million and $.5 million, respectively, against outstanding long-term debt and capital lease obligations.

     The Company has a working capital line of credit with a bank, which provides for borrowings up to $10.0 million. Amounts borrowed bear interest at the bank's prime rate plus .5% (8.25% at March 31, 1999). The line of credit expires on December 1, 1999 and is secured by the Company's assets and intellectual property. As of March 31, 1999, $5.8 million was outstanding under the line of credit. In July 1997, the Company entered into a secured long-term debt loan agreement with a bank for $8.0 million. The loan is secured by the Company's assets and intellectual property. The term loan bears interest at the bank's prime rate plus 1.5% (9.25% at March 31, 1999). The agreement calls for twelve quarterly payments of $666,667 commencing in the quarter ending September 30, 1998 through the quarter ending June 30, 2001. The outstanding balance as of May 13, 1999 on the term loan was $6,000,000.

     The Company believes that existing cash balances, together with its available line of credit, will be sufficient to finance the Company's operations and meet its foreseeable cash requirements at least through the next twelve months.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Market risk represents the risk of loss that may affect the consolidated financial statements of the Company due to adverse changes in financial market prices and rates. The Company's market risk exposure is primarily the result of fluctuations in foreign exchange rates. The price in dollars of products sold outside the United States in foreign currencies will vary as the value of the dollar fluctuates against such foreign currencies.

      During its fiscal year ended June 30, 1998, the Company derived approximately 61.6% of its total revenue from sales to customers outside of the United States and approximately 2.2% of total revenue was from sales which were denominated in foreign currencies. Although the Company's sales denominated in foreign currencies in the fiscal year ended June 30, 1998 were not material, there can be no assurance that such sales will not be material in the future and that there will not be increases in the value of the dollar against such currencies that will reduce the dollar return to the Company on the sale of its products in such foreign countries.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a) EXHIBITS

     The Exhibits filed as part of this report are listed below.

         Exhibit
         Number                 Description
         ------                 -----------
            11                  Statement of Computation of Per Share Earnings

            27                  Financial Data Schedule


(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended March 31, 1999.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     MICRION CORPORATION
                                                        (Registrant)



Date:  May 13, 1999                                  /s/ Nicholas P. Economou
                                                     ------------------------
                                                     Nicholas P. Economou
                                                     President and Chief
                                                     Executive Officer

Date:  May 13, 1999                                  /s/ David M. Hunter
                                                     -------------------
                                                     David M. Hunter
                                                     Vice President,
                                                     Finance and Administration

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